Form 10-Q
period 1993-12-31
SUNAMERICA INC
filed 1994-02-11
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          December 31, 1993
                                    --------------------------------------
                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_________________to__________________

                        Commission file number 1-4618


                               SUNAMERICA INC.
                               ---------------
           (Exact name of registrant as specified in its charter)

                     Maryland                         86-0176061
                     --------                         ----------
      (State or Other Jurisdiction of     (IRS Employer Identification No.)
        Incorporation or Organization)

     1 SunAmerica Center, Century City, Los Angeles, California 90067-6022
     ---------------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (310) 772-6000


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS   Yes  X   No   .
                                               ---    ---

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

      Common Stock, par value $1.00 per share, 26,404,732 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 6,827,644 shares outstanding






                               SUNAMERICA INC.

                                    INDEX



                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet -
      December 31, 1993 and September 30, 1993                         3-4


      Consolidated Income Statement -
      Three Months Ended December 31, 1993 and 1992                    5


      Consolidated Statement of Cash Flows -
      Three Months Ended December 31, 1993 and 1992                    6-7


      Notes to Consolidated Financial Statements                       8-10


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11-26


Part II - Other Information                                            27-28

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)


                                                 December 31,    September 30,
                                                     1993             1993
                                                 ------------    -------------
                                                  (unaudited)
ASSETS
Investments:
  Cash and short-term investments                $  1,617,162    $   1,797,796
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at market value
      (amortized cost:  December 31, 1993,
      $4,915,487; September 30, 1993,
      $4,659,741)                                   4,984,627        4,751,665
    Held for investment, at amortized cost
      (market value: December 31, 1993
      $1,695,784; September 30, 1993
      $1,701,362)                                   1,613,200        1,626,109
  Mortgage loans                                    1,279,570        1,286,436
  Policy loans                                         42,862           41,752
  Common stocks, at market value
    (cost: December 31, 1993, $23,070;
    September 30, 1993, $21,009)                       60,271           57,610
  Kaufman and Broad Home Corporation
    warrants, at market value (cost: $1,188)                -           26,538
  Real estate                                         149,162          143,857
  Other invested assets                               640,907          633,189
                                                 ------------    -------------
  Total investments                                10,387,761       10,364,952

Variable annuity assets                             4,432,876        4,194,970
Accrued investment income                             109,083          105,895
Deferred acquisition costs                            483,092          475,917
Other assets                                          128,263          125,687
                                                 ------------    -------------
TOTAL ASSETS                                     $ 15,541,075    $  15,267,421
                                                 ============    =============

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                                (In thousands)

                                                 December 31,    September 30,
                                                     1993             1993
                                                 ------------    -------------
                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $  4,810,948    $   4,934,871
  Reserves for guaranteed investment contracts      2,378,606        2,216,104
  Trust deposits                                      382,315          378,986
  Payable to brokers for purchases of securities    1,430,968        1,586,923
  Income taxes currently payable                       20,718            9,280
  Other liabilities                                   227,199          231,950
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                         9,250,754        9,358,114
                                                 ------------    -------------
Variable annuity liabilities                        4,432,876        4,194,970
                                                 ------------    -------------
Senior indebtedness:
  Long-term notes and debentures                      404,835          380,560
  Bank notes                                                -           15,119
  Collateralized mortgage obligations                  86,220          112,032
  Reverse repurchase agreements                       155,163                -
                                                 ------------    -------------
  Total senior indebtedness                           646,218          507,711
                                                 ------------    -------------
Deferred income taxes                                 119,396           96,599
                                                 ------------    -------------
Shareholders' equity:
  Preferred stock                                     452,293          452,293
  Nontransferable Class B Stock                         6,828            6,828
  Common Stock                                         26,405           26,335
  Additional paid-in capital                          112,136          110,100
  Retained earnings                                   425,169          413,770
  Net unrealized gains on bonds, notes
    and redeemable preferred stocks
    available for sale                                 44,940           59,980
  Net unrealized gains on common stocks                24,060           23,990
  Net unrealized gain on Kaufman and Broad
    Home Corporation warrants                               -           16,731
                                                 ------------    -------------
  Total shareholders' equity                        1,091,831        1,110,027
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 15,541,075    $  15,267,421
                                                 ============    =============

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
             For the three months ended December 31, 1993 and 1992
          (In thousands, except per common share amounts - unaudited)

                                                      1993             1992
                                                   ----------       ----------
Investment income                                  $  190,531       $  179,441
                                                   ----------       ----------
Interest expense on:
  Fixed annuity contracts                             (69,920)         (81,557)
  Guaranteed investment contracts                     (36,845)         (37,564)
  Trust deposits                                       (1,940)          (2,322)
  Senior indebtedness                                 (11,112)          (7,941)
                                                   ----------       ----------
Total interest expense                               (119,817)        (129,384)
                                                   ----------       ----------
NET INVESTMENT INCOME                                  70,714           50,057
                                                   ----------       ----------
NET REALIZED INVESTMENT LOSSES                         (5,367)          (3,748)
                                                   ----------       ----------
Fee income:
  Variable annuity fees                                19,587           16,134
  Asset management fees                                 8,349            7,843
  Net retained commissions                              7,109            4,537
  Trust fees                                            3,054            2,791
                                                   ----------       ----------
TOTAL FEE INCOME                                       38,099           31,305
                                                   ----------       ----------
Other income and expenses:
  Surrender charges                                     2,514            2,608
  General and administrative expenses                 (33,457)         (29,754)
  Amortization of deferred acquisition costs          (15,243)         (12,674)
  Other, net                                                4            1,611
                                                   ----------       ----------
TOTAL OTHER INCOME AND EXPENSES                       (46,182)         (38,209)
                                                   ----------       ----------
PRETAX INCOME                                          57,264           39,405
Income tax expense                                    (17,700)         (11,400)
                                                   ----------       ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES                       39,564           28,005

Cumulative effect of change in accounting
  for income taxes                                    (33,500)               -
                                                   ----------       ----------
NET INCOME                                         $    6,064       $   28,005
                                                   ==========       ==========
PER COMMON SHARE:
  Income before cumulative effect of change
    in accounting for income taxes                 $      .85       $      .63
  Cumulative effect of change in accounting
    for income taxes                                     (.80)               -
                                                   ----------       ----------
  Net income                                       $      .05       $      .63
                                                   ==========       ==========
AVERAGE COMMON SHARES OUTSTANDING                      41,911           37,873
                                                   ==========       ==========
                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the three months ended December 31, 1993 and 1992
                          (In thousands - unaudited)

                                                     1993             1992
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $      6,064     $     28,005
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                        69,920           81,557
        Guaranteed investment contracts                36,845           37,564
        Trust deposits                                  1,940            2,322
      Net realized investment losses                    5,367            3,748
      Amortization (accretion) of net
       premiums (discounts) on investments              6,248           (7,299)
      Provision for income taxes                        5,130           (3,796)
      Cumulative effect of change in
        accounting for deferred income taxes           33,500                -
      Change in:
        Accrued investment income                      (3,188)          15,099
        Deferred acquisition costs                     (7,175)          (6,748)
        Other assets                                   (2,324)           1,574
        Income taxes currently payable                  1,585            7,235
        Other liabilities                              (4,751)          12,082
      Other, net                                        2,357           13,002
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             151,518          184,345
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
     stocks available for sale                     (2,707,419)      (1,794,093)
    Bonds, notes and redeemable preferred
      stocks held for investment                      (26,144)        (158,859)
    Mortgage loans                                    (49,371)         (35,533)
    Other investments, excluding short-term
      investments                                     (99,397)         (87,830)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     1,830,739        1,645,747
    Bonds, notes an redeemable preferred
      stocks held for investment                            -           49,673
    Kaufman and Broad Home Corporation
      warrants                                         28,618                -
    Other investments, excluding short-term
      investments                                      41,318           85,879
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                        77,923          109,220
    Bonds, notes and redeemable preferred
      stocks held for investment                       38,845          174,671
    Mortgage loans                                     44,101           16,093
    Other investments, excluding short-term
      investments                                      55,838            8,788
                                                 ------------     ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (764,949)          13,756
                                                 ------------     ------------


                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
             For the three months ended December 31, 1993 and 1992
                          (In thousands - unaudited)



                                                     1993             1992
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (12,495)    $     (8,008)
  Premium receipts on:
    Fixed annuity contracts                            30,233           59,727
    Guaranteed investment contracts                   259,120           11,750
  Receipts of trust deposits                           47,565           44,740
  Withdrawal payments on:
    Fixed annuity contracts                          (180,201)        (112,714)
    Guaranteed investment contracts                  (133,462)        (132,914)
    Trust deposits                                    (46,177)         (36,267)
  Claims and annuity payments on fixed
    annuity contracts                                 (44,126)         (44,074)
  Net proceeds from issuances of long-term notes       24,275                -
  Repayments of collateralized mortgage
    obligations                                       (25,812)         (15,570)
  Net increase in other senior indebtedness           140,044          170,601
  Net receipts from other short-term financings       373,833           87,812
                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             432,797           25,083
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                             (180,634)         223,184

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                1,797,796        1,511,366
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $  1,617,162     $  1,734,550
                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $ 10,120,000     $  4,695,000
                                                 ============     ============

  Income taxes paid, net of refunds received     $ 10,985,000     $  7,961,000
                                                 ============     ============

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)



1.  Basis of Presentation
    ---------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of December 31, 1993 and September 30, 1993 and the results of its consolidated operations and its consolidated cash flows for the three months ended December 31, 1993 and 1992. The results of operations for the three months ended December 31, 1993 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1993, contained in the Company's 1993 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

2.  Net Income per Common Share
    ---------------------------

    The calculation of net income per common share is based upon the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period after deduction for preferred dividend requirements other than for those paid on convertible issues. The calculation of the weighted average number of shares of Common Stock outstanding includes the effect (8,709,000 shares and 5,525,000 shares for the three months ended December 31, 1993 and 1992, respectively) of common stock equivalents arising from the March 1993 and October 1991 issuances of convertible preferred stock and the Company's various employee stock option programs. Preferred dividend requirements other than for those paid on convertible securities totaled $4,101,000 and $4,135,000 for the three months ended December 31, 1993 and 1992, respectively.

3.  Sale of Kaufman and Broad Home Corporation Warrants
    ---------------------------------------------------

    During December 1993, the Company sold warrants to purchase 2,377,000 shares of the special common stock of Kaufman and Broad Home Corporation for cash proceeds of $28,618,000, and recorded a gain of $17,830,000, net of a provision for income taxes of $9,600,000. In accordance with the method used to account for the 1989 distribution of substantially all of the common stock of Kaufman and Broad Home Corporation then owned by the Company to holders of the Company's Common Stock, the Company credited this net gain directly to Retained Earnings. Therefore, there was no impact on fiscal 1994 net income as a result of this sale.






                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

4.  Change in Accounting for Income Taxes
    -------------------------------------

    Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the cumulative effect of this change in accounting for income taxes was recorded during the quarter ended December 31, 1993 to increase the liability for Deferred Income Taxes by $33,500,000. Also in accordance with the new pronouncement, the Company reclassified deferred tax liabilities associated with unrealized gains on certain debt and equity securities credited directly to shareholders' equity, which liabilities previously had been netted against the carrying values of the related securities, to the liability for Deferred Income Taxes in the accompanying consolidated balance sheet for the fiscal year ended September 30, 1993. Such reclassifications increased the liability for deferred income taxes by $53,174,000. Also as part of this accounting change, the Company reclassified certain deferred tax benefits to the liability for Deferred Income Taxes that were previously netted against Reserves for Fixed Annuity Contracts pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Such reclassification reduced the liability for Deferred Income Taxes by $2,121,000 at September 30, 1993.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes at September 30, 1993 are as follows:


      Bond discounts                                         $ 19,015,000
      Capital losses                                          (38,332,000)
      Leveraged leases                                         47,170,000
      State income taxes                                        3,854,000
      Deferred acquisition costs                              149,598,000
      Contractholder reserves                                 (94,211,000)
      Guaranty fund assessments                                (7,700,000)
      Deferred compensation                                    (3,736,000)
      Deferred income                                          (5,169,000)
      Net unrealized gains on certain debt and equity
        securities                                             53,174,000
      Other, net                                                6,436,000
                                                             ------------
                                                              130,099,000
      Cumulative effect of change in accounting for
      income taxes recorded in the first quarter 1994         (33,500,000)
                                                             ------------
      Balance of liability for Deferred Income Taxes
      at September 30, 1993, as reclassified                 $ 96,599,000
                                                             ============

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

4.    Change in Accounting for Income Taxes  (continued)
      -------------------------------------

      The components of income tax expense for the three months ended December 31, 1993 and 1992 are as follows:

                                              1993              1992
                                          ------------      ------------
            Current                       $ 12,570,000      $ 15,196,000
            Deferred                         5,130,000        (3,796,000)
                                          ------------      ------------
            Total income tax expense      $ 17,700,000      $ 11,400,000
                                          ============      ============

      In addition, the deferred tax liabilities associated with unrealized gains on certain debt and equity securities credited directly to shareholders' equity declined by $15,833,000 during the first quarter 1994 to $37,341,000 at December 31, 1993 as a result of declines in the related gains.

                               SUNAMERICA INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of financial condition and results of operations for the three months ended December 31, 1993 ("Fiscal 1994") and December 31, 1992 ("Fiscal 1993").

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $39.6 million or $.85 per common share in Fiscal 1994, compared with $28.0 million or $.63 per common share in Fiscal 1993. The cumulative effect of the change in accounting for income taxes resulting from the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring charge of $33.5 million or $.80 per common share in Fiscal 1994. Therefore, net income amounted to $6.1 million or $.05 per common share in Fiscal 1994, compared to $28.0 million or $.63 per common share in Fiscal 1993.

      PRETAX INCOME totaled $57.3 million in Fiscal 1994, compared to $39.4 million in Fiscal 1993. The $17.9 million improvement primarily resulted from increased net investment and fee income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $70.7 million in Fiscal 1994 from $50.1 million in Fiscal 1993. These amounts represent net investment spreads of 3.18% on average invested assets (computed on a daily basis) of $8.90 billion in Fiscal 1994 and 2.44% on average invested assets of $8.22 billion in Fiscal 1993. The $20.6 million improvement in net investment income primarily resulted from an increase in average invested assets and from reductions in interest rates paid on all interest-bearing liabilities, both of which were partially offset by declines in yield on average invested assets.
In addition, net investment spread on average invested assets has increased as a result of an increase in the excess of average invested assets over average interest-bearing liabilities. The excess of average invested assets over average interest-bearing liabilities increased to $626.7 million in Fiscal 1994 from $289.5 million in Fiscal 1993.

      The average rate paid on all interest-bearing liabilities fell to 5.79% (5.75% on fixed annuities) in Fiscal 1994 from 6.52% (6.37% on fixed annuities) in Fiscal 1993. Interest-bearing liabilities averaged $8.28 billion during Fiscal 1994, compared to $7.93 billion during Fiscal 1993. The lower interest rates paid in Fiscal 1994 were primarily attributable to the repricing of annuity contracts downward in a lower interest rate environment.

      Investment income totaled $190.5 million in Fiscal 1994, compared to $179.4 million in Fiscal 1993. This $11.1 million improvement in Fiscal 1994 resulted primarily from the effects of a higher level of average invested assets, which were partially offset by declines in yield thereon. The yield on average invested assets declined to 8.56% in Fiscal 1994 from 8.73% in Fiscal 1993. These yields are computed without subtracting net realized investment losses. If net realized investment losses were included in the computation, the yields would be 8.32% in Fiscal 1994 and 8.55% in Fiscal 1993. These declines in yield were primarily due to lower prevailing interest rates.

      The Company has enhanced investment yield during Fiscal 1994 and Fiscal 1993 through dollar roll transactions ("Dollar Rolls") whereby the proceeds from sales of mortgage-backed securities ("MBSs") are invested in short-term securities pending the repurchase of substantially the same securities at discounted prices in the forward market. Throughout Fiscal 1994 and the 1993 fiscal year, the market demand for MBSs for formation of collateralized mortgage obligations ("CMOs") has been high, permitting the Company to engage in Dollar Rolls. The Company recorded $7.0 million of enhanced yield on a weighted average volume of $1.62 billion of such transactions during Fiscal 1994, compared to $1.7 million of enhanced yield on a weighted average volume of $401.1 million during Fiscal 1993.

      In addition, the Company enhances investment yield through the use of interest rate swap agreements ("Swap Agreements"), which effectively convert variable-rate senior secured loans, as well as variable-rate mortgage loans, into fixed-rate instruments at the higher prevailing rates in effect when the Swap Agreements were arranged. At December 31, 1993, the Company had 22 outstanding Swap Agreements with an aggregate notional principal amount of $1.09 billion. These agreements mature in various years through 1998 and have an average remaining maturity of 30 months. The Company also enhances yield through total return corporate bond swap agreements (the "Total Return Agreements"). The Company recorded $6.7 million of income on these Total Return Agreements during Fiscal 1994, compared to $0.6 million of loss during Fiscal 1993. (See "Asset-Liability Matching.")

      GROWTH IN AVERAGE INVESTED ASSETS to $8.90 billion during Fiscal 1994 from $8.22 billion during Fiscal 1993 primarily reflected $179.0 million of net proceeds from the issuances of the Company's Series D Depositary Shares during March 1993 and $177.7 million of aggregate net proceeds from the Company's issuances of long-term notes and debentures since December 31, 1992. In addition, growth in average invested assets reflects sales of the Company's fixed-rate products including its guaranteed investment contracts ("GICs"). Premiums from fixed annuities have aggregated $194.3 million and GIC premiums have aggregated $939.0 million since December 31, 1992. Premiums from fixed annuities (including the fixed accounts of variable annuities) totaled $30.2 million in Fiscal 1994 and $59.7 million in Fiscal 1993. GIC premiums totaled $259.1 million in Fiscal 1994 and $11.7 million in Fiscal 1993. The decline in Fiscal 1994 premiums received on fixed annuities reflects management's decision to deemphasize the marketing of fixed annuity products in the existing interest rate environment. The increase in GIC sales during Fiscal 1994 primarily reflects the variable demand for GICs from state and local governmental authorities.

      The GICs issued by the Company and Sun Life Insurance Company of America ("Sun Life") typically guarantee the payment of principal and interest at a fixed rate for a fixed term of one to ten years. GIC sales include sales to pension plans, state and local governmental authorities and money market funds. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. Sun Life imposes surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by state and local governmental authorities may also permit scheduled book value withdrawals. Contracts purchased by money market funds permit withdrawals at any time with seven days of notice. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity. (See "Financial Condition and Liquidity.")

      NET REALIZED INVESTMENT LOSSES totaled $5.4 million in Fiscal 1994 and $3.7 million in Fiscal 1993, and include impairment writedowns of $6.0 million in Fiscal 1994 and $13.5 million in Fiscal 1993. Therefore, net gains from sales of investments totaled $0.6 million in Fiscal 1994 and $9.8 million in Fiscal 1993.

      Net gains in Fiscal 1994 include $7.2 million of net gains realized on $5.0 million of sales of common stocks made primarily to maximize total return. Net gains in Fiscal 1994 also include $6.4 million of net losses realized on $1.20 billion of sales of bonds. These bond sales include approximately $652.4 million of sales of MBSs made primarily to acquire other MBSs which were then used in Dollar Rolls. In addition, bond sales include $219.6 million of sales of high-yield investments and $162.7 million of sales of certain CMOs and asset-backed securities which were primarily made to maximize total return.

      Net gains in Fiscal 1993 include $5.3 million of gains realized on $5.8 million of sales of common stocks made primarily to maximize total return. Net gains in 1993 also include $4.7 million of gains realized on $1.32 billion of sales of bonds. These bond sales include approximately $528.7 million of sales of MBSs made primarily to acquire other MBSs for use in Dollar Rolls and $338.5 million of sales of securitized residential whole loans made primarily to maximize total return. In addition, bond sales include $260.6 million of sales of high-yield investments and $125.8 of sales of senior secured loans ("Secured Loans") made primarily to improve the overall credit quality of the portfolio.

      Impairment writedowns in Fiscal 1994 are composed of $6.0 million of additional provisions applied to defaulted bonds. Impairment writedowns in Fiscal 1993 include $11.1 million of provisions applied to the Company's investment in a real estate related separate account of Anchor National Life Insurance Company ("Anchor"), which separate account was liquidated through sales of underlying assets to affiliated and nonaffiliated parties in Fiscal 1993.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $19.6 million in Fiscal 1994 and $16.1 million in Fiscal 1993. The increases in variable annuity fees resulted primarily from asset growth from the receipt of variable annuity premiums and increased market values. Variable annuity premiums totaled $230.4 million in Fiscal 1994 and $148.5 million in Fiscal 1993. Variable annuity assets averaged $4.30 billion during Fiscal 1994 and $3.36 billion during Fiscal 1993.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $8.3 million on average assets managed of $2.54 billion in Fiscal 1994 and $7.8 million on average assets managed of $2.36 billion in Fiscal 1993. Sales of mutual funds, excluding sales of money market funds, totaled $112.2 million during Fiscal 1994, compared to $130.4 million in Fiscal 1993. The decline in Fiscal 1994 mutual fund sales from those recorded in Fiscal 1993 resulted primarily from the Company's strategic decision to diversify its mutual fund product sales and to reduce the percentage of sales derived from capital intensive back-end loaded products.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $7.1 million in Fiscal 1994 and $4.5 million in Fiscal 1993. Sales of nonproprietary products (mainly mutual funds and general securities) totaled $1.51 billion in Fiscal 1994 and $1.29 billion in Fiscal 1993.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for qualified pension plans. Trust fees totaled $3.1 million in Fiscal 1994 and $2.8 million in Fiscal 1993.

      SURRENDER CHARGES on fixed and variable annuities totaled $2.5 million in Fiscal 1994, compared to $2.6 million in Fiscal 1993. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $251.2 million in Fiscal 1994 and $195.5 million in Fiscal 1993. These represent 11.6% and 9.8%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments made from the separate accounts totaling $95.3 million in Fiscal 1994 and $84.3 million in Fiscal 1993. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future, and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $33.5 million in Fiscal 1994, compared to $29.8 million in Fiscal 1993. General and administrative expenses continue to be controlled through a company-wide cost containment program and represent 0.9% of average total assets for Fiscal 1994 and Fiscal 1993.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS increased from that recorded during Fiscal 1993 primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization of all deferred acquisition costs totaled $15.2 million in Fiscal 1994 and $12.7 million in Fiscal 1993.

      INCOME TAX EXPENSE totaled $17.7 million in Fiscal 1994, compared to $11.4 million in Fiscal 1993, representing an effective tax rate of 31% in Fiscal 1994 and 29% in Fiscal 1993. The higher tax rate in Fiscal 1994 primarily reflects an increase in the annual effective tax rate made as a result of a change in tax law.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY decreased by $18.2 million to $1.09 billion at December 31, 1993 from $1.11 billion at September 30, 1993 primarily as a result of a $15.0 million decline in net unrealized gains on bonds, notes and redeemable preferred stocks available for sale and $12.5 million of dividends paid to shareholders. These reductions in shareholders' equity were partially offset by net income of $6.1 million realized during Fiscal 1994.

      Shareholders' equity was also impacted by $17.8 million of net gain realized from the sale of the Kaufman and Broad Home Corporation warrants (the "KBH Warrants"). As discussed in Note 3 of Notes to Consolidated Financial Statements, this gain was credited directly to retained earnings. However, the impact of this net gain was nearly offset by a $16.7 million reduction in net unrealized gains on the KBH Warrants as a result of this sale.

      Book value per common share amounted to $22.12 at December 31, 1993.

      TOTAL ASSETS increased by $273.7 million to $15.54 billion at December 31, 1993 from $15.27 billion at September 30, 1993. This increase was centered in the separate account for variable annuities which increased by $237.9 million during Fiscal 1994 and in the invested assets portfolio, which increased by $22.8 million during Fiscal 1994.

      INVESTED ASSETS at December 31, 1993 totaled $10.39 billion, compared to $10.36 billion at September 30, 1993. The Company managed nearly all of these investments internally.

      The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective September 30, 1993, the Company adopted SFAS 115, and, accordingly, began to carry its portfolio of debt securities available for sale at estimated market value. The Company carries its portfolio of bonds, notes and redeemable preferred stocks held for investment at amortized cost.

      BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those available for sale (the "Bond Portfolio"), at December 31, 1993, had an aggregate market value which exceeded its amortized cost by $151.7 million (including net unrealized gains of $69.1 million on bonds, notes and redeemable preferred stocks available for sale). At September 30, 1993, the Bond Portfolio had an aggregate market value which exceeded its amortized cost by $167.2 million (including net unrealized gains of $91.9 million on bonds, notes and redeemable preferred stock available for sale). These declines in the excess of market value over amortized cost principally resulted from increases in prevailing interest rates since September 30, 1993 and the corresponding effect on the Bond Portfolio.

      Approximately $6.54 billion or 99.7% of the Bond Portfolio (at amortized cost, before deduction of $31.2 million of unallocated general credit reserves) at December 31, 1993 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At December 31, 1993, approximately $5.75 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $4.09 billion of U.S. government/agency and MBSs.

      At December 31, 1993, the Company's Bond Portfolio included $787.4 million (market value, $815.4 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their December 31, 1993 amortized cost, these bonds accounted for 5.1% of the Company's total assets and 7.7% of invested assets. In addition to its direct investment in non-investment grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $199.3 million at December 31, 1993.

      Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at December 31, 1993.

      The following table summarizes the Company's rated bonds by rating classification as of December 31, 1993
(dollars in thousands):

                                          Rated Bonds By Rating Classification

          Issues Rated by S&P/Moody's                    By NAIC Category                            Total
- ----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                    Estimated               Percent of  Estimated
 S&P (Moody's)          Carrying      market    category     Carrying      market      Carrying    invested    market
  category(1)            value         value       (2)        value         value       value       assets      value
- ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA+ to A-
  (Aaa to A3)          $3,311,132   $3,336,997       1     $1,173,148   $1,191,941   $4,484,280     43.62%   $4,528,938
BBB+ to BBB-
  (Baa1 to Baa3)          293,550      299,311       2        975,589    1,010,265    1,269,139     12.34     1,309,576
BB+ to BB-
  (Ba1 to Ba3)            110,376      111,374       3        233,458      250,659      343,834      3.34       362,033
B+ to B- (B1 to B3)       146,689      151,352       4        192,432      198,531      339,121      3.30       349,883
CCC+ to C-
  (Caa to C)               25,139       25,869       5         45,011       45,206       70,150      0.68        71,075
D                               -            -       6         34,266       32,409       34,266      0.33        32,409
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES     $3,886,886   $3,924,903             $2,653,904   $2,729,011   $6,540,790              $6,653,914
                       ==========   ==========             ==========   ==========   ==========              ==========

(1)   S&P rates debt securities in eleven rating categories, from AAA (the highest) to D (in payment default).  A plus (+)
      or minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Moody's rates debt securities in nine rating categories, from Aaa (the highest) to C
      (extremely poor prospects of attaining real investment standing).  The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category.  A security rated Baa3 or higher is considered investment grade.  Issues are categorized based on the higher of the S&P or Moody's rating if rated by both agencies.

(2)   Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default.  These six categories correspond with the S&P/Moody's rating groups listed above, with categories 1 and 2 considered investment grade.  A substantial portion of the assets in the NAIC categories were rated by the Company based on its implementation of NAIC rating guidelines.
/TABLE

      SENIOR SECURED LOANS are included in the Bond Portfolio and their amortized cost aggregated $587.3 million at December 31, 1993. Secured Loans are primarily originated by money center banks or investment banks or are originated directly by the Company and include loans that were issued in connection with leveraged buyouts and corporate reorganizations. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the corporate borrowers. At December 31, 1993, Secured Loans consisted of loans to 33 borrowers spanning 18 industries, with no industry constituting more than 13% of the outstanding Secured Loans.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. With few exceptions, the Company's Secured Loans are not rated by S&P or Moody's. However, most of the Secured Loans are rated in NAIC categories 1 and
2. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of default than do publicly traded investment grade securities, management believes that generally the risk of loss upon default for its Secured Loans is mitigated by their three-year average lives, financial covenants and senior secured position.

      MORTGAGE LOANS aggregated $1.28 billion at December 31, 1993 and consisted of 687 seasoned first mortgage loans with an average loan balance of approximately $1.9 million, collateralized by properties located in 25 states. Approximately 53% of the portfolio was multifamily residential, 19% was retail, 9% was office, 8% was industrial and 11% was other types. At December 31, 1993, approximately 38% of the portfolio was secured by properties located in California and no more than 11% of the portfolio was secured by properties in any other single state. Of the portfolio collateralized by properties in California, 48% was multifamily residential, 30% was retail, 8% was industrial, 5% was office and 9% was other types. At December 31, 1993, there were no construction, takeout, farm or land loans and there were only 21 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 27% of the portfolio. At the time of their origination or purchase by the Company, all mortgage loans had loan-to-value ratios of 75% or less. At December 31, 1993, approximately 23% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 1997. At December 31, 1993, loans delinquent by more than 90 days totaled $38.0 million and constituted 3.0% of total mortgages. Loans foreclosed upon and transferred to real estate in the balance sheet during Fiscal 1994 totaled $11.0 million (0.9% of total mortgages).

      Approximately 60% of the mortgage loans in the portfolio at December 31, 1993 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation ("RTC") and other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The volume of problem mortgage loans has increased industry-wide due to adverse real estate market conditions as well as restrictive lending practices among banks and other financial institutions which make refinancing existing loans more difficult. In addition, commercial mortgage loans on such properties as offices, hotels and shopping centers have recently represented a higher level of risk for the industry than have mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans, and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      OTHER INVESTED ASSETS aggregated $640.9 million at December 31, 1993, including $478.2 million of investments in limited partnerships and an aggregate of $162.7 million of miscellaneous investments, including leveraged leases and CMO residuals. The Company's limited partnership interests primarily include (i) partnerships which have purchased mortgage loans or other assets (with an aggregate carrying value in the partnerships at December 31, 1993 of $154.9 million) from the RTC or other financial institutions; (ii) partnerships which invest largely in equity securities; and (iii) partnerships which make tax-advantaged investments in low-income housing.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities which generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general competitive conditions within the industry. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations so that at any time the duration of the assets in its investment portfolio and its annuity and GIC obligations will be closely matched. Based upon its then prevailing assumptions as to future interest rates, persistency and expenses, the Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 91% of the Company's fixed annuity and GIC reserves had surrender penalties or restrictions at December 31, 1993. The Company believes that its disciplined product pricing and asset-liability matching have proven effective. In fiscal years 1993, 1992 and 1991, during which time the yield on five-year treasury bonds ranged from approximately 4.62% to 8.51%, the Company achieved net investment spreads on average invested assets amounting to 3.15%, 2.81% and 2.17%, respectively.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations which model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. In addition, the Company has designed its portfolio to limit the market discount from book value on the aggregate portfolio which might result from a sharp rise in interest rates. The cash flow obtained from MBSs and from a variety of floating-rate instruments helps to maintain the anticipated spread, while providing desired liquidity. At
December 31, 1993, the weighted average life of the Company's investments was approximately five years and the portfolio had a duration of approximately three and one-half years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      The Company also seeks to enhance its spread income, while providing desired liquidity by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls, Swap Agreements and Total Return Agreements and by investing in MBSs. Reverse Repos involve a sale of securities (generally MBSs) and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally collateralized by government securities. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are substantially the same as the securities sold and the arrangement is not collateralized. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate volatility. The Company utilizes Swap Agreements generally to create a hedge which effectively converts floating-rate assets into fixed-rate assets. This helps to maintain the Company's spread and to match the Company's assets more closely to its liabilities. Total Return Agreements effectively exchange a fixed rate of interest on the notional amount for the coupon income plus or minus the increase or decrease in the market value of specified non-investment grade corporate bonds. MBSs are generally investment grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans. Prepayments increase during periods of declining interest rates resulting in reduced yields and increased liquidity.

      The primary risk associated with Dollar Rolls, Reverse Repos, Swap Agreements and Total Return Agreements is the risk associated with counterparty nonperformance. In the case of Dollar Rolls and Reverse Repos, if the counterparty goes bankrupt or becomes insolvent, the Company would become a creditor of the counterparty, possibly delaying or preventing the Company from repurchasing its securities. In the case of Swap Agreements, if the counterparty defaults on its obligation to pay interest to the Company, the Company would be exposed to the interest rate volatility risk it sought to hedge. The Company believes, however, that the counterparties to its Dollar Rolls, Reverse Repos, Swap Agreements and Total Return Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. In addition to the risk of counterparty nonperformance, Swap Agreements also have interest rate risk, which is the risk that increases in interest rates will adversely affect the net cash received or paid (the "Swap Income") under the terms of the Swap Agreements. However, the Company's Swap Agreements hedge variable-rate assets and interest rate fluctuations that adversely affect the Swap Income would be offset by increased interest income earned on the variable-rate assets. In addition to the risk of counterparty nonperformance, Total Return Agreements also have the risk of potential loss due to bond market fluctuation. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. In addition, MBSs are subject to the credit risk of delinquency or default on the underlying obligations. The Company does not believe that any credit risk associated with its MBS portfolio is material.

      INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments which require additional monitoring and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds and Secured Loans, management principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

      The carrying values of bonds and Secured Loans which are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. The valuation allowances on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans which management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      Included in the Bond Portfolio at December 31, 1993 are certain interest only strips ("IOs"). IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities which give the holder the right to receive only the interest payments on a pool of underlying loans. As would be anticipated in a declining interest rate environment, the net realizable values of these IOs have been impaired as a result of increased prepayments of the underlying loans. At December 31, 1993, the amortized cost of these IOs was $49.1 million (net of impairment writedowns of $9.7 million) and the market value was $18.5 million.

      In addition to specifically allocated impairment writedowns, the Company has provided additional unallocated general credit reserves which totaled $31.2 million at December 31, 1993.

      At December 31, 1993, mortgage loans having an aggregate carrying value of $100.6 million have been restructured. Of these loans, loans having an aggregate carrying value of $27.3 million were restructured during the 1993 fiscal year. No mortgage loans were restructured in Fiscal 1994.

      In the short time since the January 17, 1994 Los Angeles earthquake, the Company has made an evaluation of mortgage-backed securities, collateralized mortgage obligations and mortgage loans secured by properties in the affected areas. Although the Company has not completed its evaluation, management believes that losses, if any, resulting from the earthquake are not significant.

      At December 31, 1993, there were no material amounts of other non-restructured performing Secured Loans or mortgage loans that are considered potential problem loans.

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) which are in default as to the payment of principal or interest, totaled $59.4 million at December 31, 1993 including $21.4 million (net of impairment writedowns of $37.5 million) of unsecured corporate bonds and $38.0 million of mortgage loans (net of impairment writedowns of $5.5 million). At such date, the amortized cost of these nonperforming investments, net of specifically allocated impairment writedowns, constituted 0.6% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1993, approximately $4.72 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $181.7 million, while approximately $1.81 billion had an aggregate unrealized loss of $30.0 million. In addition, the Company's investment portfolio also currently provides approximately $102.1 million of monthly cash flow from scheduled principal and interest payments.

      Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments which were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Reverse Repos on the Company's substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

      In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities and GICs. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening which would be expected in the bond market.

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at December 31, 1993, had invested assets with an amortized cost of $1.26 billion (market value, $1.27 billion) and outstanding indebtedness of $404.8 million. Such indebtedness was composed of $125.0 million of 9% notes, $100.0 million of 9.95% debentures, $100.0 million of 8-1/8% debentures and $79.8 million of Medium Term Notes. Additionally, as of December 31, 1993, the Parent had three GICs purchased by local government authorities (which aggregated $284.8 million, are primarily due serially through 2003 and pay interest semiannually at rates ranging from 8-3/8% to 8-1/2%) and four GICs purchased by money market funds (which aggregated $150.0 million, are due in 1994 and pay interest quarterly at a floating-rate equal to a defined three-month LIBOR rate plus 25 basis points). These GIC agreements provided liquidity to the Company at a lower cost than other sources of liquidity with similar maturities. The Parent's annual debt service with respect to these debt and GIC obligations totals $216.7 million for the remainder of the 1994 fiscal year, $70.8 million for fiscal 1995, $65.9 million for fiscal 1996, $65.8 million for fiscal 1997, $86.0 million for fiscal 1998 and $1.02 billion in the aggregate thereafter.

      The Parent; Sun Life; SunAmerica Financial, Inc.; and SunAmerica Asset Management Corp. have sold certain of their interests in various limited partnerships which make tax-advantaged low-income housing investments. As part of the sales transactions, the Parent has guaranteed a minimum defined yield and funding of certain defined operating deficits in return for a fee. A portion of the fees received has been deferred to absorb any required payments with respect to these guarantees. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose. Accordingly, management does not anticipate any material future losses with respect to these guarantees.

      Anchor has undertaken to dispose of $84.9 million of certain of its real estate located in the Phoenix, Arizona metropolitan area during the next one to three years, either to affiliated or nonaffiliated parties, and the Parent has guaranteed that Anchor will receive its current carrying value of these assets. The Parent has pledged certain marketable securities having an amortized cost of $45.2 million at December 31, 1993 to secure this guarantee. Terms of divestitures of these assets to affiliates may not necessarily be on an arm's-length basis; however, any gain or loss on sales to affiliates made at amounts other than book value would be eliminated in consolidation.

      Supplementing the Parent's liquidity at December 31, 1993 was $57.4 million of invested assets at amortized cost (market value, $60.9 million), held by a nonregulated holding company subsidiary, which assets are available for distribution to the Company, and approximately $56.3 million of dividends available from its regulated life insurance subsidiaries. The Parent received dividends of $4.7 million in fiscal 1993, $17.1 million in fiscal 1992 and $43.2 million in fiscal 1991 from its nonregulated subsidiary. The Company also received dividends in the amount of $43.0 million in December 1993, $30.0 million in December 1992 and $25.0 million in December 1991 from Sun Life and a $9.9 million dividend from Anchor in December 1988. These are the only dividends the Parent has received from any of its life insurance subsidiaries since 1984.

REGULATION

      The laws of the various states establish insurance regulatory agencies with broad administrative and supervisory powers relative to granting and revoking licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing certain premium rates, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus, prescribing the type and amount of investments permitted and other related matters. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies. In addition, legislation has been introduced periodically in Congress which could result in the federal government assuming some role in the regulation of the insurance industry. In light of these legislative developments, the NAIC and insurance regulators are also involved in a process of reexamining existing laws and their application to insurance companies. In particular, this reexamination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of nonstatutory guidelines. Principal among these are risk-based capital requirements, mandatory asset adequacy testing, the development of a new model investment law and increased limitations on dividends. These developments may impact the structure of insurance company investment portfolios and the earnings thereon. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and its insurance subsidiaries.

      Most states have enacted legislation which regulates insurance holding company systems. The Company and its insurance subsidiaries have registered as a holding company system pursuant to such legislation in California, Maryland and New York, and routinely report to other jurisdictions.

      As part of their routine regulatory oversight process insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the NAIC. Examinations of Sun Life and Anchor were recently concluded for the periods ended 1991 and 1992. The conclusions reached in those recent examinations had no material effect on either company's capital and surplus, business or operations.

      The ability of the Company to receive dividends from its life insurance subsidiaries is governed by the insurance laws of the subsidiaries' states of domicile. Sun Life is the parent company of both Anchor and First SunAmerica, and the restrictions on Sun Life are most relevant to determining the Company's ability to receive dividends from its insurance subsidiaries. As a result of recently adopted legislation, Maryland, Sun Life's state of domicile, currently defines extraordinary dividends (those that require prior regulatory approval) as dividends and distributions during any twelve month period exceeding 10% of surplus. In addition, the new law requires prior notice of any dividend and grants to the Maryland Insurance Commissioner authority to order that a dividend not be paid if the Commissioner finds that the surplus of the insurance company following the payment of the dividend would be inadequate or could leave the insurance company in a hazardous financial condition. Sun Life is presently considering redomestication to Arizona, where extraordinary dividends are defined as dividends and distributions during any twelve month period exceeding the lesser of net gain from operations or 10% of capital and surplus. Since 1984, the Company's life insurance subsidiaries have not paid a dividend that would have exceeded the new Maryland standard or the Arizona standard.

      Under the NAIC's risk-based capital initiative, insurance companies must calculate and report information under a risk-based capital formula, beginning with their year-end 1993 statutory financial statements. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC initiative provides for four levels of potential involvement by state regulators in connection with inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capitalization. Implementation of the substantive regulatory authority contemplated by this NAIC initiative depends on adoption by the states of the NAIC model act on risk-based capital requirements. The NAIC has determined to deny good standing to state insurance regulatory authorities in states failing to adopt this risk-based capital model act by January 1, 1996. Based on the Company's calculations, using December 31, 1993 statutory financial statements and the Company's interpretation of the NAIC's current risk-based capital formula, Sun Life, Anchor and First SunAmerica are well above required capital levels.

      Insurance departments in the states where the Company's life insurance subsidiaries are domiciled or do business require insurance companies to make annual and quarterly filings. These statutory filings require classifications of investments and the establishment of mandatory reserves designed to stabilize a company's statutory surplus against fluctuations in the market value of stocks and bonds, according to regulations prescribed by the NAIC. These reserves are the interest maintenance reserve ("IMR") and the asset valuation reserve ("AVR"). They are generally required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles. The new reserves involve expanded reserve requirements to include all invested assets and, for investments having a fixed maturity date, to distinguish between gains and losses resulting from changes in interest rates and gains and losses resulting from changes in creditworthiness. The IMR captures all investment gains and losses on debt instruments (bonds, bank loans, mortgage-backed securities and mortgage loans) resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The AVR captures investment gains and losses related to changes in creditworthiness and is adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio. Such reserves will affect the ability of the Company's life insurance subsidiaries to fully reflect future investment gains and losses in current period statutory earnings and surplus. Any reduction in statutory surplus could have a negative effect on the ability of Sun Life, Anchor and First SunAmerica to pay dividends, but the Company does not expect them to have any material negative impact.

      SunAmerica Asset Management is registered with the Securities and Exchange Commission (the "Commission") as a registered investment adviser under the Investment Advisers Act of 1940. The mutual funds which it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management and the mutual funds are subject to regulation and examination by the Commission. In addition, variable annuities and the related separate accounts of the Company's life insurance companies are subject to regulation by the Commission under the Securities Act of 1933 and the Investment Company Act of 1940.

      Resources Trust is subject to regulation by the Colorado Banking Commission and the Federal Deposit Insurance Corporation.

      The Company's broker-dealer subsidiaries are subject to regulation and supervision by the states in which they transact business, as well as by the National Association of Securities Dealers, Inc. (the "NASD"). The NASD has broad administrative and supervisory powers relative to all aspects of business and may examine the subsidiaries' business and accounts at any time.

                              SUNAMERICA INC.
                         PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
- -------------------------------------------------------------

On January 28, 1994 the Company held its annual meeting of shareholders. The shareholders voted upon the following matters: (1) the election of nine (9) directors, which comprise the entire Board of Directors; and (2) approval of the Long-Term Performance-Based Incentive Plan for the Chief Executive Officer (the "Compensation Plan").

Each matter was approved. The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

                                             Votes
                                Votes   Against or                    Broker
                                  For     Withheld   Abstentions   Non-Votes
                           ----------   ----------   -----------   ---------
ELECTION OF DIRECTORS:

Eli Broad                  90,539,532       64,627
Ronald J. Arnault          90,540,422       63,737
David O. Maxwell           90,541,512       62,647
Lester Pollack             90,475,915      128,244
Richard D. Rohr            90,538,402       65,757
Sanford C. Sigoloff        90,537,079       67,080
William E. Simon           90,535,930       68,229
Harold M. Williams         90,494,461      109,698
Karen Hastie Williams      90,489,121      115,038

COMPENSATION PLAN          85,336,355    2,417,904       397,998   2,451,902

Approval of the Compensation Plan required, in addition to the affirmative vote of a majority of votes present or represented and entitled to vote, the affirmative vote of the majority of the votes cast, other than the votes represented by shares as to which Mr. Broad, President and Chief Executive Officer of the Company, has or shares the power to vote. Without considering the shares as to which Mr.Broad has or shares the power to vote, the votes were cast as follows:

                                             Votes
                                Votes   Against or                    Broker
                                  For     Withheld   Abstentions   Non-Votes
                           ----------    ---------   -----------   ---------
COMPENSATION PLAN          27,741,325    2,417,904       397,998   2,451,902





                               SUNAMERICA INC.
                   PART II - OTHER INFORMATION (CONTINUED)


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .
- -----------------------------------------

EXHIBITS

24 The consent of Price Waterhouse, independent accountants, filed as an exhibit to the Company's 1993 Annual Report on Form 10-K, is incorporated by reference herein.

REPORTS ON FORM 8-K

     On November 10, 1993, the Company filed a current report on Form 8-K which announced its fourth quarter 1993 earnings.

     On January 24, 1994, the Company filed a current report on From 8-K which announced its first quarter 1994 earnings.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUNAMERICA INC.
                                          -----------------------------------
                                          Registrant



Dated      February 10, 1994              /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Executive Vice President



Dated      February 10, 1994              /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller