Form 10-Q
period 1994-03-31
SUNAMERICA INC
filed 1994-05-13
CIK 54727

[TEXT]
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended             March 31, 1994
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 26,344,303 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 6,827,644 shares outstanding




                               SUNAMERICA INC.

                                    INDEX



                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet -
      March 31, 1994 and September 30, 1993                            3-4


      Consolidated Income Statement -
      Three Months and Six Months Ended March 31, 1994 and 1993        5


      Consolidated Statement of Cash Flows -
      Six Months Ended March 31, 1994 and 1993                         6-7


      Notes to Consolidated Financial Statements                       8-10


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11-28


Part II - Other Information                                            29

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)


                                                   March 31,     September 30,
                                                     1994             1993
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $  1,267,615    $   1,797,796
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at market value
      (amortized cost:  March 31, 1994,
      $4,801,442; September 30, 1993,
      $4,659,741)                                   4,706,533        4,751,665
    Held for investment, at amortized cost
      (market value: March 31, 1994
      $1,417,467; September 30, 1993
      $1,701,362)                                   1,372,974        1,626,109
  Mortgage loans                                    1,307,212        1,286,436
  Policy loans                                         41,473           41,752
  Common stocks, at market value
    (cost: March 31, 1994, $23,487;
    September 30, 1993, $21,009)                       50,531           57,610
  Kaufman and Broad Home Corporation
    warrants, at market value (cost: $1,188)                -           26,538
  Real estate                                         147,808          143,857
  Other invested assets                               710,139          633,189
                                                 ------------    -------------
  Total investments                                 9,604,285       10,364,952

Variable annuity assets                             4,377,269        4,194,970
Accrued investment income                             100,840          105,895
Deferred acquisition costs                            507,217          475,917
Other assets                                          146,679          125,687
                                                 ------------    -------------
TOTAL ASSETS                                     $ 14,736,290    $  15,267,421
                                                 ============    =============

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                   March 31,     September 30,
                                                     1994             1993
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $  4,670,430    $   4,934,871
  Reserves for guaranteed investment contracts      2,233,436        2,216,104
  Trust deposits                                      423,087          378,986
  Payable to brokers for purchases of securities    1,161,629        1,586,923
  Income taxes currently payable                        5,999            9,280
  Other liabilities                                   225,490          231,950
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                         8,720,071        9,358,114
                                                 ------------    -------------
Variable annuity liabilities                        4,377,269        4,194,970
                                                 ------------    -------------
Senior indebtedness:
  Long-term notes and debentures                      472,835          380,560
  Bank notes                                                -           15,119
  Collateralized mortgage obligations                  62,222          112,032
                                                 ------------    -------------
  Total senior indebtedness                           535,057          507,711
                                                 ------------    -------------
Deferred income taxes                                  89,051           96,599
                                                 ------------    -------------
Shareholders' equity:
  Preferred stock                                     452,273          452,273
  Nontransferable Class B Stock                         6,828            6,828
  Common Stock                                         26,344           26,335
  Additional paid-in capital                          111,023          110,120
  Retained earnings                                   452,685          413,770
  Net unrealized gains (losses) on debt and
    equity securities available for sale              (34,311)         100,701
                                                 ------------    -------------
  Total shareholders' equity                        1,014,842        1,110,027
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 14,736,290    $  15,267,421
                                                 ============    =============

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
       For the three months and six months ended March 31, 1994 and 1993
          (In thousands, except per common share amounts - unaudited)
                                                 Three months              Six months
                                            ---------------------    ---------------------
                                                 1994        1993         1994        1993
                                            ---------   ---------    ---------   ---------
Investment income                           $ 183,402   $ 179,374    $ 373,933   $ 358,815
                                            ---------   ---------    ---------   ---------
Interest expense on:
  Fixed annuity contracts                     (64,000)    (77,814)    (133,920)   (159,371)
  Guaranteed investment contracts             (34,531)    (32,014)     (71,376)    (69,578)
  Trust deposits                               (2,032)     (2,097)      (3,972)     (4,419)
  Senior indebtedness                         (12,103)     (7,814)     (23,215)    (15,755)
                                            ---------   ---------    ---------   ---------
Total interest expense                       (112,666)   (119,739)    (232,483)   (249,123)
                                            ---------   ---------    ---------   ---------
NET INVESTMENT INCOME                          70,736      59,635      141,450     109,692
                                            ---------   ---------    ---------   ---------
NET REALIZED INVESTMENT LOSSES                 (5,887)     (5,325)     (11,254)     (9,073)
                                            ---------   ---------    ---------   ---------
Fee income:
  Variable annuity fees                        19,724      15,831       39,311      31,965
  Asset management fees                         8,127       8,000       16,476      15,843
  Net retained commissions                      8,129       5,966       15,238      10,503
  Trust fees                                    2,916       2,741        5,970       5,532
                                            ---------   ---------    ---------   ---------
TOTAL FEE INCOME                               38,896      32,538       76,995      63,843
                                            ---------   ---------    ---------   ---------
Other income and expenses:
  Surrender charges                             2,637       2,359        5,151       4,967
  General and administrative expenses         (32,500)    (34,690)     (65,957)    (64,444)
  Amortization of deferred acquisition costs  (16,090)    (12,861)     (31,333)    (25,535)
  Other, net                                       15          53           19       1,664
                                            ---------   ---------    ---------   ---------
TOTAL OTHER INCOME AND EXPENSES               (45,938)    (45,139)     (92,120)    (83,348)
                                            ---------   ---------    ---------   ---------
PRETAX INCOME                                  57,807      41,709      115,071      81,114
Income tax expense                            (17,800)    (12,100)     (35,500)    (23,500)
                                            ---------   ---------    ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES               40,007      29,609       79,571      57,614
Cumulative effect of change in accounting
  for income taxes                                  -           -      (33,500)          -
                                            ---------   ---------    ---------   ---------
NET INCOME                                  $  40,007   $  29,609    $  46,071   $  57,614
                                            =========   =========    =========   =========
PER COMMON SHARE:

  Income before cumulative effect of change
    in accounting for income taxes          $     .86   $     .66    $    1.70   $    1.29
  Cumulative effect of change in accounting
    for income taxes                                -           -         (.80)          -
                                            ---------   ---------    ---------   ---------
  Net income                                $     .86   $     .66    $     .90   $    1.29
                                            =========   =========    =========   =========
AVERAGE COMMON SHARES OUTSTANDING              41,931      38,542       41,921      38,207
                                            =========   =========    =========   =========

                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the six months ended March 31, 1994 and 1993
                          (In thousands - unaudited)

                                                     1994             1993
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     46,071     $     57,614
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       133,920          159,371
        Guaranteed investment contracts                71,376           69,578
        Trust deposits                                  3,972            4,419
      Net realized investment losses                   11,254            9,073
      Amortization (accretion) of net
       premiums (discounts) on investments              3,213          (13,728)
      Provision for deferred income taxes              30,597          (12,550)
      Cumulative effect of change in
        accounting for income taxes                    33,500                -
      Change in:
        Accrued investment income                       5,055             (971)
        Deferred acquisition costs                    (16,210)         (16,096)
        Other assets                                   (1,383)           5,396
        Income taxes currently payable                (32,490)          13,834
        Other liabilities                              (6,460)          (4,421)
      Other, net                                        1,733           13,980
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             284,148          285,499
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
     stocks available for sale                     (3,788,156)      (3,570,256)
    Bonds, notes and redeemable preferred
      stocks held for investment                      (26,274)        (265,755)
    Mortgage loans                                   (120,098)         (41,158)
    Other investments, excluding short-term
      investments                                    (214,597)        (147,782)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     2,948,436        2,575,083
    Bonds, notes an redeemable preferred
      stocks held for investment                        7,640           79,809
    Kaufman and Broad Home Corporation
      warrants                                         28,618                -
    Other investments, excluding short-term
      investments                                      61,259          111,726
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                       169,380          131,283
    Bonds, notes and redeemable preferred
      stocks held for investment                      194,691          313,979
    Mortgage loans                                     93,636           79,282
    Other investments, excluding short-term
      investments                                      85,607           18,457
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                (559,858)        (715,332)
                                                 ------------     ------------




                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the six months ended March 31, 1994 and 1993
                          (In thousands - unaudited)



                                                     1994             1993
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (24,986)   $     (16,092)
  Premium receipts on:
    Fixed annuity contracts                            73,514          126,444
    Guaranteed investment contracts                   376,464          132,448
  Receipts of trust deposits                          142,738           98,806
  Withdrawal payments on:
    Fixed annuity contracts                          (382,700)        (247,375)
    Guaranteed investment contracts                  (430,508)        (427,762)
    Trust deposits                                   (102,610)         (98,305)
  Claims and annuity payments on fixed
    annuity contracts                                 (90,000)         (87,743)
  Net proceeds from issuances of long-term notes       92,275                -
  Repayments of collateralized mortgage
    obligations                                       (49,810)         (36,148)
  Net increase (decrease) in other senior
   indebtedness                                       (15,119)          24,720
  Net proceeds from issuance of preferred stock             -          179,040
  Net receipts from other short-term financings       156,271          819,743
                                                 ------------     ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (254,471)         467,776
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                             (530,181)          37,943

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                1,797,796        1,511,366
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $  1,267,615     $  1,549,309
                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $    26,636       $    20,701
                                                 ============     ============

  Income taxes paid, net of refunds received     $    37,387       $    22,216
                                                 ============     ============

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1.  Basis of Presentation
    ---------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1994 and September 30, 1993, the results of its consolidated operations for the three months and six months ended March 31, 1994 and 1993 and its consolidated cash flows for the six months ended March 31, 1994 and 1993. The results of operations for the three months and six months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1993, contained in the Company's 1993 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

2.  Net Income per Common Share
    ---------------------------

    The calculation of net income per common share is based upon the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period after deduction for preferred dividend requirements other than for those paid on convertible issues. The calculation of the weighted average number of shares of Common Stock outstanding includes the effect (8,733,000 shares and 5,538,000 shares for the three months ended March 31, 1994 and 1993, respectively, and 8,721,000 and 5,632,000 shares for the six months ended March 31, 1994 and 1993, respectively) of common stock equivalents arising from the March 1993 and October 1991 issuances of convertible preferred stock and the Company's various employee stock option programs. Preferred dividend requirements other than for those paid on convertible securities totaled $4,101,000 and $4,138,000 for the three months ended March 31, 1994 and 1993, respectively, and totaled $8,202,000 and $8,273,000 for the six months ended March 31, 1994 and 1993, respectively.

3.  Sale of Kaufman and Broad Home Corporation Warrants
    ---------------------------------------------------

    During December 1993, the Company sold warrants to purchase 2,377,000 shares of the special common stock of Kaufman and Broad Home Corporation for cash proceeds of $28,618,000, and recorded a gain of $17,830,000, net of a provision for income taxes of $9,600,000. In accordance with the method used to account for the 1989 distribution of substantially all of the common stock of Kaufman and Broad Home Corporation then owned by the Company to holders of the Company's Common Stock, the Company credited this net gain directly to Retained Earnings. Therefore, there was no impact on 1994 net income as a result of this sale.



                               SUNAMERICA INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes at September 30, 1993 are as follows (in thousands):


      Bond discounts                                                $ 19,015
      Capital losses                                                 (38,332)
      Leveraged leases                                                47,170
      State income taxes                                               3,854
      Deferred acquisition costs                                     149,598
      Contractholder reserves                                        (94,211)
      Guaranty fund assessments                                       (7,700)
      Deferred compensation                                           (3,736)
      Deferred income                                                 (5,169)
      Net unrealized gains on certain debt and equity
        securities                                                    53,174
      Other, net                                                       6,436
                                                                    --------
                                                                     130,099
      Cumulative effect of change in accounting for
      income taxes recorded in the first quarter 1994                (33,500)
                                                                    --------
      Balance of liability for Deferred Income Taxes
      at September 30, 1993, as reclassified                        $ 96,599
                                                                    ========

                               SUNAMERICA INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

4.    Change in Accounting for Income Taxes  (continued)
      -------------------------------------

      The components of income tax expense for the three months and six months ended March 31, 1994 and 1993 are as follows (in thousands):

                                    Three Months             Six Months
                                --------------------    --------------------
                                    1994        1993        1994        1993
                                --------    --------    --------    --------

          Current               $ (7,667)   $ 20,854    $  4,903    $ 36,050
          Deferred                25,467      (8,754)     30,597     (12,550)
                                --------    --------    --------    --------
          Total income tax
            expense             $ 17,800    $ 12,100    $ 35,500    $ 23,500
                                ========    ========    ========    ========

      In addition, the deferred tax asset associated with net unrealized losses on certain debt and equity securities charged directly to shareholders' equity increased by $71,645,000 during the fiscal year 1994 to reflect a deferred tax benefit of $18,471,000 at March 31, 1994 as a result of increases in the related unrealized losses.

                               SUNAMERICA INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of financial condition and results of operations for the three months and six months ended March 31, 1994 and 1993.

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $40.0 million or $.86 per common share in the second quarter of 1994, compared with $29.6 million or $.66 per common share in the second quarter of 1993. For the six months, such income amounted to $79.6 million or $1.70 per common share in 1994, compared with $57.6 million or $1.29 per common share in 1993. The cumulative effect of the change in accounting for income taxes resulting from the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring charge of $33.5 million or $.80 per common share in the first quarter of 1994. Accordingly, net income amounted to $46.1 million or $.90 per common share for the six months of 1994.

      PRETAX INCOME totaled $57.8 million in the second quarter of 1994, compared to $41.7 million in the second quarter of 1993. For the six months, pretax income totaled $115.1 million in 1994, compared with $81.1 million in 1993. The improvements in 1994 over 1993 primarily resulted from increased net investment income and fee income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $70.7 million in the second quarter of 1994 from $59.6 million in the second quarter of 1993. These amounts represent net investment spreads of 3.21% on average invested assets (computed on a daily basis) of $8.81 billion in the second quarter of 1994 and 2.96% on average invested assets of $8.07 billion in the second quarter of 1993. For the six months, net investment income increased to $141.5 million in 1994 from $109.7 million in 1993, representing net investment spreads of 3.19% and 2.70%, respectively, on average invested assets of $8.86 billion and $8.13 billion, respectively. The improvements in net investment income in 1994 over 1993 primarily resulted from an increase in average invested assets and from reductions in interest rates paid on all interest-bearing liabilities, the effects of which were partially offset by declines in investment yield. In addition, net investment spreads on average invested assets in 1994 have increased over 1993 as a result of an increase in the excess of average invested assets over average interest-bearing liabilities. The excess of average invested assets over average interest-bearing liabilities increased to $653.0 million in the second quarter of 1994 from $382.9 million in the second quarter of 1993. For the six months, the excess of average invested assets over average interest-bearing liabilities increased by $303.5 million to $639.7 million during 1994 from $336.2 million during 1993.

      Total interest expense aggregated $112.7 million in the second quarter of 1994, down from $119.7 million in the second quarter of 1993. For the six months, total interest expense aggregated $232.5 million in 1994, compared to $249.1 million in 1993. The average rate paid on all interest-bearing liabilities fell to 5.52% (5.42% on fixed annuities) in the second quarter of 1994 from 6.23% (6.11% on fixed annuities) in the second quarter of 1993. For the six months, the average rate paid on all interest-bearing liabilities declined to 5.66% (5.59% on fixed annuities) in 1994 from 6.40% (6.24% on fixed annuities) in 1993. Interest-bearing liabilities averaged $8.16 billion during the second quarter of 1994, compared to $7.68 billion during the second quarter of 1993. For the six months, interest-bearing liabilities averaged $8.22 billion in 1994, compared to $7.79 billion in 1993. These declines in rates paid in 1994 compared to 1993 were primarily due to a lower interest-rate environment and the corresponding downward repricings of annuity contracts.

      Investment income totaled $183.4 million in the second quarter of 1994, up $4.0 million from the $179.4 million recorded in the second quarter of 1993. For the six months, investment income totaled $373.9 million in 1994, up $15.1 million from the $358.8 million recorded in 1993. The improvements in investment income in 1994 resulted primarily from the effects of a higher level of average invested assets. However, the yield on average invested assets decreased to 8.32% in the second quarter of 1994 from 8.90% in the second quarter of 1993. For the six months, the yield on average invested assets decreased to 8.44% in 1994 from 8.83% in 1993. These yields are computed without subtracting net realized investment losses. If net realized investment losses were included in the computation, the yields would be 8.06% in the second quarter of 1994, 8.63% in the second quarter of 1993, 8.19% for the six months of 1994 and 8.61% for the six months of 1993. These declines in yield in 1994 compared to 1993 were primarily due to lower prevailing interest rates.

      The Company has enhanced investment yield during 1994 and 1993 through dollar-roll transactions ("Dollar Rolls") whereby the proceeds from sales of mortgage-backed securities ("MBSs") are invested in short-term securities pending the repurchase of substantially the same securities at discounted prices in the forward market. Although declining during the second quarter of 1994, the market demand for MBSs for formation of collateralized mortgage obligations ("CMOs") has been high throughout 1993 and 1994, permitting the Company to engage in Dollar Rolls. The Company recorded $4.6 million of enhanced yield on a weighted average volume of $1.02 billion of such transactions during the second quarter of 1994, compared to $4.5 million of enhanced yield on a weighted average volume of $825.3 million during the second quarter of 1993. For the six months, the Company recorded $11.6 million of enhanced yield on a weighted average volume of $1.32 billion of such transactions in 1994, compared to $6.2 million of enhanced yield on a weighted average volume of $613.2 million of such transactions in 1993.

      In addition, the Company enhances investment yield through the use of interest rate swap agreements ("Swap Agreements"), which effectively convert variable-rate senior secured loans, as well as variable-rate mortgage loans, into fixed-rate instruments at the higher prevailing rates in effect when the Swap Agreements were arranged. At March 31, 1994, the Company had 22 outstanding Swap Agreements with an aggregate notional principal amount of $1.09 billion. These agreements mature in various years through 1998 and have an average remaining maturity of 27 months. The Company also enhances yield through total return corporate bond swap agreements (the "Total Return Agreements"). The Company recorded a loss of $2.9 million during the second quarter of 1994, compared to income of $6.0 million during the second quarter of 1993 on these Total Return Agreements. For the six months, the Company recorded income of $3.8 million on the Total Return Agreements during 1994, compared to $5.3 million during 1993. The loss recorded in the Total Return Agreements during the second quarter of 1994 primarily resulted from declines in the market value of the agreements as a result of an increase in interest rates. (See "Asset-Liability Matching.")

      GROWTH IN AVERAGE INVESTED ASSETS since 1993 primarily reflects $245.7 million of aggregate net proceeds from the Company's issuances of long-term notes and debentures since March 31, 1993. In addition, growth in average invested assets reflects sales of the Company's fixed-rate products, including its guaranteed investment contracts ("GICs"). Premiums from fixed annuities have aggregated $170.9 million and GIC premiums have aggregated $935.7 million since March 31, 1993. Premiums from fixed annuities (including the fixed accounts of variable annuities) totaled $43.3 million in the second quarter of 1994, compared to $66.7 million in the second quarter of 1993. For the six months, premiums from fixed annuities totaled $73.5 million in 1994, down from $126.4 million in 1993. GIC premiums totaled $117.3 million in the second quarter of 1994 and $120.7 million in the second quarter of 1993. For the six months, GIC premiums totaled $376.5 million in 1994, compared with $132.4 million in 1993. The decline in premiums received on fixed annuities during fiscal 1994 reflects management's decision to deemphasize the marketing of fixed annuity products in the existing low-interest rate environment. The $3.4 million decrease in GIC sales during the second quarter of 1994 and the $244.1 million increase in GIC sales during the six months of 1994 primarily reflect the variable demand for GICs from state and local governmental authorities.

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

      NET REALIZED INVESTMENT LOSSES totaled $5.9 million in the second quarter of 1994 and $5.3 million in the second quarter of 1993, and include impairment writedowns of $8.7 million and $28.8 million, respectively. Therefore, net gains from sales of investments totaled $2.8 million in the second quarter of 1994 and $23.5 million in the second quarter of 1993. For the six months, net realized investment losses totaled $11.3 million in 1994, compared to $9.1 million in 1993, and include impairment writedowns of $14.7 million and $42.3 million, respectively. Therefore, for the six months, net gains from sales of investments totaled $3.5 million in 1994 and $33.2 million in 1993.


      Net gains in 1994 include $15.9 million of net gains ($8.7 million in the second quarter) realized on $7.7 million of sales of common stocks ($2.7 million in the second quarter) made to maximize total return. Net gains in the six months of 1994 also include $7.2 million of net losses ($5.5 million in the second quarter) realized on $2.01 billion of sales of bonds ($812.0 million in the second quarter). These bond sales include approximately $1.06 billion of sales of MBSs ($409.0 million in the second quarter) made primarily to acquire other MBSs which were then used in Dollar Rolls. In addition, bond sales include $313.5 million of sales of high-yield investments ($93.9 million in the second quarter) and $437.1 million of sales of certain CMOs and asset-backed securities ($274.4 million in the second quarter) which were primarily made to maximize total return.

      Net gains in 1993 include $28.6 million of net gains ($24.9 million in the second quarter) realized on $2.06 billion of sales of bonds ($766.9 million in the second quarter). These bond sales include approximately $995.3 million of sales of MBSs ($466.6 million in the second quarter) made primarily to acquire other MBSs for use in Dollar Rolls, and $338.5 million of sales of securitized residential whole loans made to maximize total return. In addition, bond sales include $374.1 million of sales of high-yield investments ($113.5 in the second quarter) and $165.9 million of sales of senior secured loans ($40.1 million in the second quarter) made primarily to improve the overall credit quality of the portfolio.

      Impairment writedowns in 1994 include $7.2 million of additional provisions applied to defaulted bonds ($1.2 million in the second quarter). In addition, the Company provided $3.5 million of reserves during the second quarter for estimated losses on mortgage loans resulting from the January 17, 1994 Los Angeles earthquake. Impairment writedowns in 1993 include $31.2 million of additional provisions applied to bonds ($28.8 million in the second quarter) in response to additional defaults and the effects of declines in interest rates on interest-rate sensitive securities. In addition, 1993 includes $11.1 million of provisions made in the first quarter and applied to the Company's investment in a real estate related separate account of Anchor National Life Insurance Company ("Anchor"), which separate account was liquidated through sales of underlying assets to affiliated and nonaffiliated parties during the first quarter of 1993.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $19.7 million in the second quarter of 1994 and $15.8 million in the second quarter of 1993. For the six months, variable annuity fees totaled $39.3 million in 1994, compared to $32.0 million in 1993. The increases in variable annuity fees resulted primarily from asset growth from the receipt of variable annuity premiums, which aggregated $944.0 million since March 31, 1993. Variable annuity premiums totaled $250.6 million in the second quarter of 1994 and $185.4 million in the second quarter of 1993. For the six months, variable annuity premiums totaled $481.1 million in 1994, up from $334.0 million in 1993. Variable annuity assets averaged $4.50 billion during the second quarter of 1994 and $3.52 billion during the second quarter of 1993. For the six months, variable annuity assets averaged $4.40 billion in 1994, compared to $3.44 billion in 1993.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $8.1 million on average assets managed of $2.46 billion in the second quarter of 1994 and $8.0 million on average assets managed of $2.44 billion in the second quarter of 1993. For the six months, asset management fees totaled $16.5 million on average assets managed of $2.50 billion in 1994, compared to $15.8 million on average assets managed of $2.40 billion in 1993. Sales of mutual funds, excluding sales of money market funds, aggregated $494.0 million for the twelve months ended March 31, 1994. In the second quarter, such sales totaled $124.0 million in 1994, compared to $144.2 million in 1993. For the six months, such sales totaled $236.3 million in 1994, compared to $274.7 million in 1993. The declines in 1994 mutual fund sales from those recorded in 1993 resulted primarily from the Company's strategic decision to diversify its mutual fund product sales and to reduce the percentage of sales derived from back-end loaded products.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $8.1 million in the second quarter of 1994 and $6.0 million in the second quarter of 1993. For the six months, net retained commissions totaled $15.2 million in 1994, compared to $10.5 million in 1993. Sales of nonproprietary products (mainly mutual funds and general securities) totaled $1.68 billion in the second quarter of 1994 and $1.71 billion in the second quarter of 1993. For the six months, sales of nonproprietary products totaled $3.19 billion in 1994, compared to $3.00 billion in 1993. The increases in net retained commissions during 1994 from the comparable periods in 1993 are not proportionate to the related changes in sales, primarily due to changes in sales mix.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified retirement plans. Trust fees totaled $2.9 million in the second quarter of 1994 and $2.7 million in the second quarter of 1993. For the six months, trust fees totaled $6.0 million in 1994, compared with $5.5 million in 1993.

      SURRENDER CHARGES on fixed and variable annuities totaled $2.6 million in the second quarter of 1994, compared to $2.4 million in the second quarter of 1993. For the six months, surrender charges totaled $5.2 million in 1994 and $5.0 million in 1993. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $321.2 million in the second quarter of 1994 and $195.8 million in the second quarter of 1993, and represented 14.7% and 9.7%, respectively, of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $565.7 million in 1994 and $391.3 million in 1993, and represented 13.0% and 9.7%, respectively, of average fixed and variable annuity reserves. Withdrawals included variable annuity payments made from the separate accounts totaling $134.1 million in the second quarter of 1994, $68.7 million in the second quarter of 1993, $222.8 million in the six months of 1994 and $153.0 million in the six months of 1993. The increase in surrenders during 1994 primarily reflects disintermediation in the fixed annuity products and the Company's decision to deemphasize the marketing of such products in the existing low-interest rate environment. In addition, variable annuity surrenders have increased as a result of changing market conditions and surrenders on a closed block of business. Management anticipates that withdrawal rates will be reasonably stable for the foreseeable future, and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $32.5 million in the second quarter of 1994, compared to $34.7 million in the second quarter of 1993. For the six months, general and administrative expenses totaled $66.0 million in 1994, compared to $64.4 million in 1993. General and administrative expenses in 1993 include a $1.0 million provision for future guaranty fund assessments. General and administrative expenses continue to be controlled through a company-wide cost containment program and represent 0.9% of average total assets for the second quarter and six months of 1994 compared to 1.0% for the second quarter and six months of 1993.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS increased from that recorded during 1993 primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization of all deferred acquisition costs totaled $16.1 million in the second quarter of 1994 and $12.9 million in the second quarter of 1993. For the six months, such amortization totaled $31.3 million in 1994 and $25.5 million in 1993.

      INCOME TAX EXPENSE totaled $17.8 million in the second quarter of 1994, compared to $12.1 million in the second quarter of 1993, representing effective tax rates of 31% and 29%, respectively. For the six months, income tax expense totaled $35.5 million in 1994, compared to $23.5 million in 1993, representing effective tax rates of 31% in 1994 and 29% in 1993. The higher tax rate in 1994 primarily reflects a change in tax law.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY decreased by $77.0 million to $1.01 billion at March 31, 1994 from $1.09 billion at December 31, 1993, primarily as a result of a $103.3 million decline in Net Unrealized Gains (Losses) on Debt and Equity Securities Available for Sale during the second quarter. In addition, the Company paid $12.5 million of dividends to shareholders during the second quarter. These reductions in shareholders' equity were partially offset by net income of $40.0 million realized during the second quarter. Book value per common share amounted to $19.99 at March 31, 1994.

      TOTAL ASSETS decreased by $804.8 million to $14.74 billion at March 31, 1994 from $15.54 billion at December 31, 1993, due to a decrease in the invested assets portfolio. In addition, the separate account for variable annuities declined by $55.6 million during the second quarter of 1994, primarily as a result of declines in market values.

      INVESTED ASSETS at March 31, 1994 totaled $9.60 billion, compared to $10.39 billion at December 31, 1993. The Company managed nearly all of these investments internally. Invested assets declined by $783.5 million during the second quarter, primarily as a result of declines in amounts payable to brokers for purchases of securities, and reserves for GICs and fixed annuity contracts. Amounts payable to brokers for purchases of securities decreased by $269.3 million during the second quarter, primarily as a result of a reduction in dollar-roll positions. The decline in GIC reserves principally reflects scheduled withdrawals in accordance with the terms of the GIC contracts. Fixed annuity reserves declined as a result of an excess of surrenders over fixed annuity sales, reflecting management's decision to deemphasize the marketing of fixed annuity products in the existing low-interest rate environment. Invested assets also declined as a consequence of a $164.0 million decline in unrealized gains on bonds, notes and redeemable preferred stocks available for sale (which are carried at market value). At March 31, 1994, the available for sale portfolio had a $94.9 million unrealized loss, compared to an unrealized gain of $69.1 million at December 31, 1993.

      The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective September 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and, accordingly, began to carry its portfolio of bonds, notes and redeemable preferred stocks available for sale at estimated market value. The Company carries its portfolio of bonds, notes and redeemable preferred stocks held for investment at amortized cost.

      BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those available for sale and held for investment, at March 31, 1994, had an aggregate amortized cost which exceeded its market value by $50.4 million (including net unrealized losses of $94.9 million on bonds, notes and redeemable preferred stocks available for sale). At December 31, 1993, the Bond Portfolio had an aggregate market value which exceeded its amortized cost by $151.7 million (including net unrealized gains of $69.1 million on bonds, notes and redeemable preferred stock available for sale). The unrealized losses on the Bond Portfolio at March 31, 1994 principally resulted from increases in prevailing interest rates since December 31, 1993.

      Approximately $6.18 billion or 99.6% of the Bond Portfolio (at amortized cost, before deduction of $24.8 million of unallocated general credit reserves) at March 31, 1994 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At March 31, 1994, approximately $5.30 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $3.81 billion of U.S. government/agency MBSs.

      At March 31, 1994, the Bond Portfolio included $878.6 million (market value, $877.0 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their March 31, 1994 amortized cost, these bonds accounted for 5.9% of the Company's total assets and 9.1% of invested assets. In addition to its direct investment in non-investment grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $151.1 million at March 31, 1994.

      Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The Company intends that its holdings of such securities approximate current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at March 31, 1994.

      The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 1994.

                                          Rated Bonds By Rating Classification
                                                 (Dollars in thousands)
          Issues Rated by S&P/Moody's                    By NAIC Category                            Total
- - ----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                    Estimated              Percent of  Estimated
 S&P (Moody's)         Amortized      market    category   Amortized       market    Amortized    invested    market
  category(1)             cost         value       (2)        cost          value       cost       assets      value
- - ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA+ to A-
  (Aaa to A3)          $2,950,723   $2,889,075       1     $1,113,285   $1,086,253   $4,064,008     42.02%   $3,975,328
BBB+ to BBB-
  (Baa1 to Baa3)          433,951      432,775       2        798,529      807,058    1,232,480     12.74     1,239,833
BB+ to BB-
  (Ba1 to Ba3)            129,754      125,588       3        231,070      239,425      360,824      3.73       365,013
B+ to B- (B1 to B3)       247,992      242,655       4        177,401      178,167      425,393      4.40       420,822
CCC+ to C-
  (Caa to C)               18,928       17,182       5         39,305       42,186       58,233      0.60        59,368
D                               -            -       6         34,179       31,817       34,179      0.35        31,817
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES     $3,781,348   $3,707,275             $2,393,769   $2,384,906   $6,175,117              $6,092,181
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

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $571.1 million at March 31, 1994. Secured Loans are primarily originated by money center or investment banks or are originated directly by the Company and include loans that were issued in connection with leveraged buyouts and corporate reorganizations. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the corporate borrowers. At March 31, 1994, Secured Loans consisted of loans to 34 borrowers spanning 19 industries, with no industry constituting more than 14% of the outstanding Secured Loans.

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

      MORTGAGE LOANS aggregated $1.31 billion at March 31, 1994 and consisted of approximately 680 first mortgage loans with an average loan balance of approximately $1.9 million, collateralized by properties located in 25 states. Approximately 52% of the portfolio was multifamily residential, 20% was retail, 8% was office, 8% was industrial and 12% was other types. At March 31, 1994, approximately 37% of the portfolio was secured by properties located in California and no more than 11% of the portfolio was secured by properties in any other single state. Of the portfolio collateralized by properties in California, 47% was multifamily residential, 31% was retail, 8% was industrial, 5% was office and 9% was other types. At March 31, 1994, there were no construction, takeout, farm or land loans and there were only 20 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 25% of the portfolio. At the time of their origination or purchase by the Company, all mortgage loans had loan-to-value ratios of 75% or less. At March 31, 1994, approximately 25% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 1997. At March 31, 1994, loans delinquent by more than 90 days totaled $45.4 million and constituted 3.5% of total mortgages. Loans foreclosed upon and transferred to real estate in the balance sheet during fiscal 1994 totaled $8.9 million (0.7% of total mortgages).

      Approximately 52% of the mortgage loans in the portfolio at March 31, 1994 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation ("RTC") and other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The volume of problem mortgage loans has increased industry-wide due to adverse real estate market conditions as well as restrictive lending practices among banks and other financial institutions which make refinancing existing loans more difficult. In addition, commercial mortgage loans on such properties as offices, hotels and shopping centers have recently represented a higher level of risk for the industry than have mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans, and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      OTHER INVESTED ASSETS aggregated $710.1 million at March 31, 1994, including $565.0 million of investments in limited partnerships and an aggregate of $145.1 million of miscellaneous investments, including leveraged leases and CMO residuals. The Company's limited partnership interests primarily include (i) partnerships which have purchased mortgage loans or other assets (with an aggregate carrying value in the partnerships at March 31, 1994 of $152.9 million) from the RTC or other financial institutions; (ii) partnerships which invest largely in equity securities; and (iii) partnerships which make tax-advantaged investments in low-income housing.

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

      The Company designs its fixed-rate products and conducts its investment operations so that at any time the duration of the assets in its investment portfolio and its annuity and GIC obligations will be closely matched. Based upon its then prevailing assumptions as to future interest rates, persistency and expenses, the Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 90% of the Company's fixed annuity and GIC reserves had surrender penalties or restrictions at March 31, 1994. The Company believes that its disciplined product pricing and asset-liability matching have proven effective. In fiscal years 1993, 1992 and 1991, during which time the yield on five-year treasury bonds ranged from approximately 4.62% to 8.51%, the Company achieved net investment spreads on average invested assets of 3.15%, 2.81% and 2.17%, respectively.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations which model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. In addition, the Company has designed its portfolio to limit the market discount from book value on the aggregate portfolio which might result from a sharp rise in interest rates. The cash flow obtained from MBSs and from a variety of floating-rate instruments helps to maintain the anticipated spread, while providing desired liquidity. At March 31, 1994, the weighted average life of the Company's investments was approxi-mately 4-1/2 years and the portfolio had a duration of approximately 3-3/4 years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      The Company also seeks to enhance its spread income, while providing desired liquidity by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls, Swap Agreements and Total Return Agreements and by investing in MBSs. Reverse Repos involve a sale of securities (generally MBSs) and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally collateralized by government securities. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a contract. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate volatility. The Company utilizes Swap Agreements generally to create a hedge which effectively converts floating-rate assets into fixed-rate assets. This helps to maintain the Company's spread and to match the Company's assets more closely to its liabilities. Total Return Agreements effectively exchange a fixed rate of interest on the notional amount for the coupon income plus or minus the increase or decrease in the market value of specified non-investment grade corporate bonds. MBSs are generally investment grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans. Prepayments increase during periods of declining interest rates resulting in reduced yields and increased liquidity.

      The primary risk associated with Dollar Rolls, Reverse Repos and Swap Agreements is the risk associated with counterparty nonperformance. The primary risks associated with Total Return Agreements are the risk of potential loss due to bond market fluctuation and counterparty risk. In the case of Dollar Rolls and Reverse Repos, if the counterparty goes bankrupt or becomes insolvent, the Company would become a creditor of the counterparty, possibly delaying or preventing the Company from repurchasing its securities. In the case of Swap Agreements, if the counterparty defaults on its obligation to pay interest to the Company, the Company would be exposed to the interest rate volatility risk it sought to hedge. The Company believes, however, that the counterparties to its Dollar Rolls, Reverse Repos, Swap Agreements and Total Return Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. In addition to the risk of counterparty nonperformance, Swap Agreements also have interest rate risk, which is the risk that increases in interest rates will adversely affect the net cash received or paid (the "Swap Income") under the terms of the Swap Agreements. However, the Company's Swap Agreements hedge variable-rate assets and interest rate fluctuations that adversely affect the Swap Income would be offset by increased interest income earned on the variable-rate assets. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. In addition, MBSs are subject to the credit risk of delinquency or default on the underlying obligations. The Company does not believe that any credit risk associated with its MBS portfolio is material.

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

      Included in the Bond Portfolio at March 31, 1994 are certain interest only strips ("IOs"). IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities which give the holder the right to receive only the interest payments on a pool of underlying loans. As would be anticipated in a lower interest rate environment, the net realizable values of these IOs have been impaired as a result of increased prepayments of the underlying loans. At March 31, 1994, the amortized cost of these IOs was $47.9 million and the market value was $26.0 million.


      In addition to specifically allocated impairment writedowns, the Company has provided unallocated general credit reserves which totaled $24.8 million at March 31, 1994. Such reserves totaled $31.2 million at December 31, 1993. During the second quarter of 1994, the Company used $6.8 million of such reserves to absorb the write-off of accrued interest on certain defaulted investments and to offset realized losses incurred on the sale of certain investments, including $4.4 million of realized losses on $8.1 million of sales of IOs.

      At March 31, 1994, mortgage loans having an aggregate carrying value of $95.0 million have been restructured. Of these loans, loans having an aggregate carrying value of $24.2 million were restructured during the 1993 fiscal year. No mortgage loans were restructured during the 1994 fiscal year.

      Since the January 17, 1994 Los Angeles earthquake, the Company has made an evaluation of mortgage-backed securities, collateralized mortgage obligations and mortgage loans secured by properties in the affected areas and has made a provision of $3.5 million for estimated losses thereon.

      At March 31, 1994, there were no material amounts of other non-restructured performing Secured Loans or mortgage loans that are considered potential problem loans.

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) which are in default as to the payment of principal or interest, totaled $71.7 million at March 31, 1994, including $26.3 million (net of impairment writedowns of $17.3 million) of unsecured corporate bonds and $45.4 million of mortgage loans (net of impairment writedowns of $5.6 million). At such date, the amortized cost of these nonperforming investments, net of specifically allocated impairment writedowns, constituted 0.7% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1994, approximately $2.54 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $93.4 million, while approximately $3.64 billion had an aggregate unrealized loss of $143.8 million. In addition, the Company's investment portfolio also currently provides approximately $99.1 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at March 31, 1994, had invested assets with an amortized cost and market value of $1.20 billion and outstanding indebtedness of $472.8 million. Such indebtedness is composed of $125.0 million of 9% notes, $100.0 million of 9.95% debentures, $100.0 million of 8-1/8% debentures and $147.8 million of Medium Term Notes. Additionally, as of March 31, 1994, the Parent had three GICs purchased by local government authorities (which aggregated $265.3 million, are primarily due serially through 2003 and pay interest semiannually at rates ranging from 8-3/8% to 8-1/2%). These GIC agreements provided liquidity to the Company at a lower cost than other sources of liquidity with similar maturities. The Parent's annual debt service with respect to these debt and GIC obligations totals $31.1 million for the remainder of the 1994 fiscal year, $75.2 million for fiscal 1995, $70.3 million for fiscal 1996, $70.2 million for fiscal 1997, $89.8 million for fiscal 1998 and $1.11 billion in the aggregate thereafter.

      The Parent; Sun Life; SunAmerica Financial, Inc.; and SunAmerica Asset Management Corp. have sold certain of their interests in various limited partnerships which make tax-advantaged low-income housing investments. As part of the sales transactions, the Parent has guaranteed a minimum defined yield and funding of certain defined operating deficits in return for a fee. A portion of the fees received has been deferred to absorb any required payments with respect to these guarantees. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are more than sufficient for this purpose. Accordingly, management does not anticipate any material future losses with respect to these guarantees.

      Anchor has undertaken to dispose of $84.6 million of certain of its real estate located in the Phoenix, Arizona metropolitan area during the next one to three years, either to affiliated or nonaffiliated parties, and the Parent has guaranteed that Anchor will receive its current carrying value of these assets. The Parent has pledged certain marketable securities having an amortized cost of $41.9 million at March 31, 1994 to secure this guarantee. Terms of divestitures of these assets to affiliates may not necessarily be on an arm's-length basis; however, any gain or loss on sales to affiliates made at amounts other than book value would be eliminated in consolidation.

      Supplementing the Parent's liquidity at March 31, 1994 was $79.7 million of invested assets, at amortized cost (market value, $84.8 million), held by a nonregulated holding company subsidiary, which assets are available for distribution to the Company, and approximately $57.9 million of dividends available from its regulated life insurance subsidiaries. The Parent received dividends of $4.7 million in fiscal 1993, $17.1 million in fiscal 1992 and $43.2 million in fiscal 1991 from its nonregulated subsidiaries. The Company also received dividends of $43.0 million in December 1993, $30.0 million in December 1992 and $25.0 million in December 1991 from Sun Life.



REGULATION

      The laws of the various states establish insurance regulatory agencies with broad administrative and supervisory powers relative to granting and revoking licenses to transact business, regulating marketing and other trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing certain premium rates, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus, prescribing the type and amount of investments permitted and other related matters. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies. In addition, legislation has been introduced periodically in Congress which could result in the federal government assuming some role in the regulation of the insurance industry. In light of these legislative developments, the NAIC and insurance regulators are also involved in a process of reexamining existing laws and their application to insurance companies. In particular, this reexamination has focused on insurance company marketing, investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of nonstatutory guidelines. Principal among these are risk-based capital requirements, mandatory asset adequacy testing, the development of a new model investment law and increased limitations on dividends. These developments may impact the structure of insurance company investment portfolios and the earnings thereon. Several states have also recently initiated requirements for reporting on certain market conduct issues. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and its insurance subsidiaries.

      Most states have enacted legislation which regulates insurance holding company systems. The Company and its insurance subsidiaries have registered as a holding company system pursuant to such legislation in California, Maryland and New York, and routinely report to other jurisdictions.

      As part of their routine regulatory oversight process, insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the NAIC. Examinations of Sun Life and Anchor were recently concluded for the calendar years 1991 and 1992. The conclusions reached in those recent examinations had no material effect on either company's capital and surplus, business or operations.

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

      Under the NAIC's risk-based capital ("RBC") guidelines and applicable statutes, insurance companies have been required to calculate and report information under an RBC formula, beginning with their year-end 1993 statutory financial statements. This information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies, but is not designed to rank adequately capitalized companies. The NAIC's RBC framework provides for four levels of potential involvement by state regulators in connection with inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capitalization. Implementation of the substantive regulatory authority contemplated by this RBC framework depends on adoption by the states of the NAIC model act on RBC requirements. The NAIC has determined to deny good standing to state insurance regulatory authorities in states failing to adopt this RBC model act by January 1, 1996. Based on the Company's calculations, using March 31, 1994 statutory financial statements, Sun Life, Anchor and First SunAmerica are well above required capital levels.

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

      Recent press accounts have indicated that the Administration is considering a proposal to revise the Internal Revenue Code to impose certain limits on the tax deferral that now applies to annuities. While the details of any such proposal remain unclear at this time, other proposals made in recent years to limit the tax deferral for annuities have not been enacted. In the absence of a definitive proposal, the Company is unable to determine what, if any, effect such a proposal might have on the Company's financial position or results of operations.

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

                               SUNAMERICA INC.
                   PART II - OTHER INFORMATION (CONTINUED)


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
- - -------------------------------------------------------------

Reference is made to Part II - Other Information, Item 4 - Submission of Matters to Vote of Security-Holders in the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1993.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .
- - -----------------------------------------

EXHIBITS

24 The consent of Price Waterhouse, independent accountants, filed as an exhibit to the Company's 1993 Annual Report on Form 10-K, is incorporated by reference herein.

REPORTS ON FORM 8-K

      On January 24, 1994, the Company filed a current report on Form 8-K which announced its first quarter 1994 earnings.

      On April 26, 1994, the Company filed a current report on Form 8-K which announced its second quarter 1994 earnings.

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



Dated      May 12, 1994                   /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Executive Vice President



Dated      May 12, 1994                   /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller