Form 10-Q
period 1994-06-30
SUNAMERICA INC
filed 1994-08-12
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended             June 30, 1994
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 26,464,008 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 6,826,439 shares outstanding






                               SUNAMERICA INC.

                                    INDEX



                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet -
      June 30, 1994 and September 30, 1993                             3-4


      Consolidated Income Statement -
      Three Months and Nine Months Ended June 30, 1994 and 1993        5


      Consolidated Statement of Cash Flows -
      Nine Months Ended June 30, 1994 and 1993                         6-7


      Notes to Consolidated Financial Statements                       8-10


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11-26


Part II - Other Information                                            27

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)


                                                   June 30,      September 30,
                                                     1994             1993
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $    891,305    $   1,797,796
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at market value
      (amortized cost:  June 30, 1994,
      $4,898,325; September 30, 1993,
      $4,659,741)                                   4,668,140        4,751,665
    Held for investment, at amortized cost
      (market value: June 30, 1994
      $1,296,456; September 30, 1993
      $1,701,362)                                   1,280,929        1,626,109
  Mortgage loans                                    1,372,660        1,286,436
  Policy loans                                         41,545           41,752
  Common stocks, at market value
    (cost: June 30, 1994, $36,987;
    September 30, 1993, $21,009)                       55,131           57,610
  Kaufman and Broad Home Corporation
    warrants, at market value (cost: $1,188)                -           26,538
  Real estate                                         142,384          143,857
  Other invested assets                               735,351          633,189
                                                 ------------    -------------
  Total investments                                 9,187,445       10,364,952

Variable annuity assets                             4,368,102        4,194,970
Accrued investment income                             105,598          105,895
Deferred acquisition costs                            506,978          475,917
Other assets                                          171,641          125,687
                                                 ------------    -------------
TOTAL ASSETS                                     $ 14,339,764    $  15,267,421
                                                 ============    =============

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                   June 30,      September 30,
                                                     1994             1993
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $  4,560,924    $   4,934,871
  Reserves for guaranteed investment contracts      2,481,110        2,216,104
  Trust deposits                                      441,755          378,986
  Payable to brokers for purchases of securities      709,062        1,586,923
  Income taxes currently payable                        3,399            9,280
  Other liabilities                                   238,508          231,950
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                         8,434,758        9,358,114
                                                 ------------    -------------
Variable annuity liabilities                        4,368,102        4,194,970
                                                 ------------    -------------
Senior indebtedness:
  Long-term notes and debentures                      472,835          380,560
  Bank notes                                                -           15,119
  Collateralized mortgage obligations                  45,476          112,032
                                                 ------------    -------------
  Total senior indebtedness                           518,311          507,711
                                                 ------------    -------------
Deferred income taxes                                  69,417           96,599
                                                 ------------    -------------
Shareholders' equity:
  Preferred stock                                     452,273          452,273
  Nontransferable Class B Stock                         6,826            6,828
  Common Stock                                         26,464           26,335
  Additional paid-in capital                          111,826          110,120
  Retained earnings                                   482,245          413,770
  Net unrealized gains (losses) on debt and
    equity securities available for sale             (130,458)         100,701
                                                 ------------    -------------
  Total shareholders' equity                          949,176        1,110,027
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 14,339,764    $  15,267,421
                                                 ============    =============

                                        SUNAMERICA INC.
                                 CONSOLIDATED INCOME STATEMENT
               For the three months and nine months ended June 30, 1994 and 1993
                  (In thousands, except per common share amounts - unaudited)
                                                 Three months             Nine months
                                            ---------------------    ---------------------
                                                 1994        1993         1994        1993
                                            ---------   ---------    ---------   ---------
Investment income                           $ 187,019   $ 190,994    $ 560,952   $ 549,809
                                            ---------   ---------    ---------   ---------
Interest expense on:
  Fixed annuity contracts                     (60,863)    (76,091)    (194,783)   (235,462)
  Guaranteed investment contracts             (36,835)    (33,339)    (108,211)   (102,917)
  Trust deposits                               (2,251)     (2,036)      (6,223)     (6,455)
  Senior indebtedness                         (12,829)     (9,829)     (36,044)    (25,584)
                                            ---------   ---------    ---------   ---------
Total interest expense                       (112,778)   (121,295)    (345,261)   (370,418)
                                            ---------   ---------    ---------   ---------
NET INVESTMENT INCOME                          74,241      69,699      215,691     179,391
                                            ---------   ---------    ---------   ---------
NET REALIZED INVESTMENT LOSSES                 (5,312)     (4,468)     (16,566)    (13,541)
                                            ---------   ---------    ---------   ---------
Fee income:
  Variable annuity fees                        19,837      17,048       59,148      49,013
  Asset management fees                         7,541       8,438       24,017      24,281
  Net retained commissions                      8,287       6,234       23,525      16,737
  Trust fees                                    3,081       2,756        9,051       8,288
                                            ---------   ---------    ---------   ---------
TOTAL FEE INCOME                               38,746      34,476      115,741      98,319
                                            ---------   ---------    ---------   ---------
Other income and expenses:
  Surrender charges                             2,883       2,325        8,034       7,292
  General and administrative expenses         (32,198)    (37,576)     (98,155)   (102,020)
  Amortization of deferred acquisition costs  (17,241)    (13,027)     (48,574)    (38,562)
  Other, net                                       44           6           63       1,670
                                            ---------   ---------    ---------   ---------
TOTAL OTHER INCOME AND EXPENSES               (46,512)    (48,272)    (138,632)   (131,620)
                                            ---------   ---------    ---------   ---------
PRETAX INCOME                                  61,163      51,435      176,234     132,549
Income tax expense                            (19,100)    (17,600)     (54,600)    (41,100)
                                            ---------   ---------    ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES               42,063      33,835      121,634      91,449
Cumulative effect of change in accounting
  for income taxes                                  -           -      (33,500)          -
                                            ---------   ---------    ---------   ---------
NET INCOME                                  $  42,063   $  33,835    $  88,134   $  91,449
                                            =========   =========    =========   =========
PER COMMON SHARE:
  Income before cumulative effect of change
    in accounting for income taxes          $     .91   $     .70    $    2.63   $    2.00
  Cumulative effect of change in accounting
    for income taxes                                -           -         (.81)          -
                                            ---------   ---------    ---------   ---------
  Net income                                $     .91   $     .70    $    1.82   $    2.00
                                            =========   =========    =========   =========
AVERAGE COMMON SHARES OUTSTANDING              41,546      42,461       41,596      39,625
                                            =========   =========    =========   =========

                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended June 30, 1994 and 1993
                          (In thousands - unaudited)

                                                     1994             1993
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     88,134     $     91,449
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       194,783          235,462
        Guaranteed investment contracts               108,211          102,917
        Trust deposits                                  6,223            6,455
      Net realized investment losses                   16,566           13,541
      Amortization (accretion) of net
       premiums (discounts) on investments                391          (17,419)
      Provision for deferred income taxes              62,738           (9,998)
      Cumulative effect of change in
        accounting for income taxes                    33,500                -
      Change in:
        Accrued investment income                         297           12,497
        Deferred acquisition costs                    (19,726)         (27,444)
        Other assets                                   (5,163)          10,774
        Income taxes currently payable                (56,130)          16,875
        Other liabilities                               6,558           32,935
      Other, net                                        3,902           14,128
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             440,284          482,172
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
     stocks available for sale                     (4,475,927)      (4,688,909)
    Bonds, notes and redeemable preferred
      stocks held for investment                      (36,035)        (347,835)
    Mortgage loans                                   (213,674)         (90,582)
    Other investments, excluding short-term
      investments                                    (293,767)        (280,651)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     3,455,845        3,382,837
    Bonds, notes and redeemable preferred
      stocks held for investment                       13,349          124,218
    Kaufman and Broad Home Corporation
      warrants                                         28,618                -
    Other investments, excluding short-term
      investments                                      74,032          214,004
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                       318,525          243,494
    Bonds, notes and redeemable preferred
      stocks held for investment                      298,590          298,415
    Mortgage loans                                    123,257           97,158
    Other investments, excluding short-term
      investments                                     123,966           53,784
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                (583,221)        (994,067)
                                                 ------------     ------------



                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the nine months ended June 30, 1994 and 1993
                          (In thousands - unaudited)



                                                     1994             1993
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (37,489)   $     (27,250)
  Premium receipts on:
    Fixed annuity contracts                           127,192          185,284
    Guaranteed investment contracts                   675,416          453,611
  Receipts of trust deposits                          236,619          142,956
  Withdrawal payments on:
    Fixed annuity contracts                          (564,911)        (397,712)
    Guaranteed investment contracts                  (518,621)        (514,831)
    Trust deposits                                   (180,074)        (146,875)
  Claims and annuity payments on fixed
    annuity contracts                                (133,079)        (134,383)
  Net proceeds from issuances of long-term notes       92,275           98,362
  Repayments of collateralized mortgage
    obligations                                       (66,556)         (49,771)
  Net decrease in other senior indebtedness           (15,119)          (7,741)
  Net proceeds from issuance of preferred stock             -          178,983
  Net receipts (payments) resulting from other
    short-term financings                            (379,207)         454,389
                                                 ------------     ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (763,554)         235,022
                                                 ------------     ------------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS      (906,491)        (276,873)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                1,797,796        1,511,366
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    891,305     $  1,234,493
                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     40,355     $     26,043
                                                 ============     ============

  Income taxes paid, net of refunds received     $     47,992     $     34,223
                                                 ============     ============

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1.  Basis of Presentation
    ---------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1994 and September 30, 1993, the results of its consolidated operations for the three months and nine months ended June 30, 1994 and 1993 and its consolidated cash flows for the nine months ended June 30, 1994 and 1993. The results of operations for the three months and nine months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1993, contained in the Company's 1993 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

2.  Net Income per Common Share
    ---------------------------

    The calculation of net income per common share is based upon the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period after deduction for preferred dividend requirements other than for those paid on convertible issues. The calculation of the weighted average number of shares of Common Stock outstanding includes the effect (8,285,000 shares and 9,446,000 shares for the three months ended June 30, 1994 and 1993, respectively, and 8,376,000 and 6,903,000 shares for the nine months ended June 30, 1994 and 1993, respectively) of common stock equivalents arising from the March 1993 and October 1991 issuances of convertible preferred stock and the Company's various employee stock option programs. Preferred dividend requirements, other than for those paid on convertible securities, totaled $4,105,000 and $4,101,000 for the three months ended June 30, 1994 and 1993, respectively, and $12,307,000 and $12,374,000 for the nine months ended June 30, 1994 and 1993, respectively.

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes at September 30, 1993 are as follows (in thousands):


      Bond discounts                                                $ 19,015
      Capital losses                                                 (38,332)
      Leveraged leases                                                47,170
      State income taxes                                               3,854
      Deferred acquisition costs                                     149,598
      Contractholder reserves                                        (94,211)
      Guaranty fund assessments                                       (7,700)
      Deferred compensation                                           (3,736)
      Deferred income                                                 (3,069)
      Net unrealized gains on certain debt and equity
        securities                                                    53,174
      Other, net                                                       4,336
                                                                    --------
                                                                     130,099
      Cumulative effect of change in accounting for
      income taxes recorded in the first quarter 1994                (33,500)
                                                                    --------
      Balance of liability for Deferred Income Taxes
      at September 30, 1993, as reclassified                        $ 96,599
                                                                    ========

                               SUNAMERICA INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)

4.    Change in Accounting for Income Taxes  (continued)
      -------------------------------------

      The components of income tax expense (benefit) for the three months and nine months ended June 30, 1994 and 1993 are as follows (in thousands):

                                    Three Months            Nine Months
                                --------------------    --------------------
                                    1994        1993        1994        1993
                                --------    --------    --------    --------

          Current               $(13,041)   $ 15,048    $ (8,138)   $ 51,098
          Deferred                32,141       2,552      62,738      (9,998)
                                --------    --------    --------    --------
          Total income tax
            expense             $ 19,100    $ 17,600    $ 54,600    $ 41,100
                                ========    ========    ========    ========

      In addition, the deferred tax asset associated with net unrealized losses on certain debt and equity securities charged directly to shareholders' equity increased by $123,420,000 during the fiscal year 1994 to reflect a deferred tax benefit of $70,246,000 at June 30, 1994 as a result of increases in the related unrealized losses.

                               SUNAMERICA INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of financial condition and results of operations for the three months and nine months ended June 30, 1994 and 1993.

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $42.1 million or $.91 per common share in the third quarter of 1994, compared with $33.8 million or $.70 per common share in the third quarter of 1993. For the nine months, such income amounted to $121.6 million or $2.63 per common share in 1994, compared with $91.4 million or $2.00 per common share in 1993. The cumulative effect of the change in accounting for income taxes resulting from the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring charge of $33.5 million or $.81 per common share and occurred in the first quarter of 1994. Accordingly, net income amounted to $88.1 million or $1.82 per common share for the nine months of 1994.

      PRETAX INCOME totaled $61.2 million in the third quarter of 1994, compared with $51.4 million in the third quarter of 1993. For the nine months, pretax income totaled $176.2 million in 1994, compared with $132.5 million in 1993. The improvements in 1994 over 1993 primarily resulted from increased net investment income and fee income and decreased general and administrative expenses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $74.2 million in the third quarter of 1994 from $69.7 million in the third quarter of 1993. These amounts represent net investment spreads of 3.37% on average invested assets (computed on a daily basis) of $8.81 billion in the third quarter of 1994 and 3.26% on average invested assets of $8.56 billion in the third quarter of 1993. For the nine months, net investment income increased to $215.7 million in 1994 from $179.4 million in 1993, representing net investment spreads of 3.25% and 2.89%, respectively, on average invested assets of $8.84 billion and $8.27 billion, respectively. The improvements in net investment income in 1994 over 1993 primarily resulted from increases in average invested assets and from reductions in interest rates paid on all interest-bearing liabilities, the effects of which were partially offset by declines in investment yield. In addition, net investment spreads on average invested assets in 1994 have increased over 1993 as a result of an increase in the excess of average invested assets over average interest-bearing liabilities. The excess of average invested assets over average interest-bearing liabilities increased to $643.7 million in the third quarter of 1994 from $558.9 million in the third quarter of 1993. For the nine months, the excess of average invested assets over average interest-bearing liabilities increased by $229.2 million to $639.6 million during 1994 from $410.4 million during 1993.

      Total interest expense aggregated $112.8 million in the third quarter of 1994, down from $121.3 million in the third quarter of 1993. For the nine months, total interest expense aggregated $345.3 million in 1994, compared with $370.4 million in 1993. The average rate paid on all interest-bearing liabilities fell to 5.52% (5.28% on fixed annuities) in the third quarter of 1994 from 6.06% (6.02% on fixed annuities) in the third quarter of 1993. For the nine months, the average rate paid on all interest-bearing liabilities declined to 5.61% (5.49% on fixed annuities) in 1994 from 6.28% (6.17% on fixed annuities) in 1993. Interest-bearing liabilities averaged $8.16 billion during the third quarter of 1994, compared with $8.00 billion during the third quarter of 1993. For the nine months, interest-bearing liabilities averaged $8.20 billion in 1994, compared with $7.86 billion in 1993. These declines in rates paid in 1994 compared with 1993 were primarily due to a lower interest rate environment and the corresponding downward repricings of annuity contracts.

      Investment income totaled $187.0 million in the third quarter of 1994, down $4.0 million from the $191.0 million recorded in the third quarter of 1993. For the nine months, investment income totaled $561.0 million in 1994, up $11.2 million from the $549.8 million recorded in 1993. The $4.0 million decrease in investment income in the quarter resulted primarily from a decline in yield on average invested assets, partially offset by the effects of higher levels of such assets. The $11.2 million improvement in investment income in the year resulted primarily from the effects of a higher level of average invested assets, partially offset by a decline in yield on such assets. The yield on average invested assets decreased to 8.49% in the third quarter of 1994 from 8.92% in the third quarter of 1993. For the nine months, the yield on average invested assets decreased to 8.46% in 1994 from 8.86% in 1993. These yields are computed without subtracting net realized investment losses. If net realized investment losses were included in the computation, the yields would be 8.25% in the third quarter of 1994, 8.72% in the third quarter of 1993, 8.21% for the nine months of 1994 and 8.65% for the nine months of 1993. These declines in yield in 1994 compared with 1993 were primarily due to lower prevailing interest rates.

      The Company has enhanced investment yield during 1994 and 1993 through dollar-roll transactions ("Dollar Rolls") whereby the proceeds from sales of mortgage-backed securities ("MBSs") are invested in short-term securities pending the repurchase of substantially the same securities at discounted prices in the forward market. Although declining during the second and third quarters of 1994, the market demand for MBSs for formation of collateralized mortgage obligations ("CMOs") has been high throughout 1993 and 1994, permitting the Company to engage in Dollar Rolls. The Company recorded $2.3 million of enhanced yield on a weighted average volume of $1.03 billion of such transactions during the third quarter of 1994, compared with $11.5 million of enhanced yield on a weighted average volume of $1.44 billion during the third quarter of 1993. For the nine months, the Company recorded $13.9 million of enhanced yield on a weighted average volume of $1.22 billion of such transactions in 1994, compared with $17.7 million of enhanced yield on a weighted average volume of $889.4 million of such transactions in 1993. The decline in enhanced yield during 1994 is primarily due to a narrowing of market spreads on such transactions.

      In addition, the Company enhances investment yield through the use of interest rate swap agreements ("Swap Agreements"), which effectively convert variable-rate senior secured loans, as well as variable-rate mortgage loans, into fixed-rate instruments at the higher prevailing rates in effect when the Swap Agreements were arranged. At June 30, 1994, the Company had 18 outstanding Swap Agreements with an aggregate notional principal amount of $880.3 million. These agreements mature in various years through 1998 and have an average remaining maturity of 30 months (see "Asset-Liability Matching"). The Company also enhances yield through total return corporate bond swap agreements (the "Total Return Agreements"). The Company recorded income of $0.3 million during the third quarter of 1994, compared with income of $5.2 million during the third quarter of 1993 on these Total Return Agreements. For the nine months, the Company recorded income of $4.1 million on the Total Return Agreements during 1994, compared with $10.5 million during 1993. The reduction in income recorded on the Total Return Agreements during 1994 resulted primarily from declines in the market value of the underlying assets as a consequence of an increase in prevailing interest rates.

      GROWTH IN AVERAGE INVESTED ASSETS since 1993 primarily reflects $147.4 million of aggregate net proceeds from the Company's issuances of long-term notes. In addition, growth in average invested assets reflects sales of the Company's fixed-rate products, consisting of fixed annuities (including fixed accounts of variable annuity products) and guaranteed investment contracts ("GICs"). Fixed annuity premiums have aggregated $165.7 million since June 30, 1993. GIC premiums have aggregated $913.4 million since June 30, 1993. Fixed annuity premiums totaled $70.1 million in the third quarter of 1994, $58.8 million in the third quarter of 1993, $127.2 million in the nine months of 1994, and $185.3 million in the nine months of 1993. These premiums include premiums for the fixed accounts of variable annuities totaling $48.0 million, $16.4 million, $84.1 million and $50.5 million, respectively. The increase in total fixed annuity premiums in the third quarter of 1994 reflects increased demand for fixed-rate investment options because of recent increases in prevailing interest rates. The decline in total fixed annuity premiums in the nine months of 1994 principally reflects the Company's de-emphasis of these products during early fiscal 1994 given the then prevailing low-interest rate environment. GIC premiums totaled $299.0 million in the third quarter of 1994 and $321.2 million in the third quarter of 1993. For the nine months, GIC premiums totaled $675.4 million in 1994, compared with $453.6 million in 1993. The $22.2 million decrease in GIC sales during the third quarter of 1994 and the $221.8 million increase in GIC sales during the nine months of 1994 primarily reflect the variable demand for GICs from municipalities, pension plans and money-market funds.

      The GICs issued by the Company and Sun Life Insurance Company of America ("Sun Life") typically guarantee the payment of principal and interest at a fixed rate for a fixed term of one to ten years. GIC sales include sales to pension plans, state and local governmental authorities and money market funds. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. Sun Life imposes surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by state and local governmental authorities also permit scheduled book value withdrawals. Contracts purchased by money management firms either prohibit withdrawals or permit withdrawals with notice ranging from 7 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity. (See "Financial Condition and Liquidity.")

      NET REALIZED INVESTMENT LOSSES totaled $5.3 million in the third quarter of 1994 and $4.5 million in the third quarter of 1993, and include impairment writedowns of $5.9 million and $31.0 million, respectively. Therefore, net gains from sales of investments totaled $0.6 million in the third quarter of 1994 and $26.5 million in the third quarter of 1993. For the nine months, net realized investment losses totaled $16.6 million in 1994, compared with $13.5 million in 1993, and include impairment writedowns of $20.7 million and $73.3 million, respectively. Therefore, for the nine months, net gains from sales of investments totaled $4.1 million in 1994 and $59.8 million in 1993.

      Net gains in 1994 include $22.2 million of net gains ($6.3 million in the third quarter) realized on $9.1 million of sales of common stocks ($1.4 million in the third quarter) made primarily to maximize total return. Net gains in 1994 also include $22.6 million of net losses ($10.8 million in the third quarter) realized on $2.50 billion of sales of bonds ($490.2 million in the third quarter). These bond sales include approximately $1.26 billion of sales of MBSs ($201.2 million in the third quarter) made primarily to acquire other MBSs which were then used in Dollar Rolls. In addition, bond sales include $514.8 million of sales of high-yield investments ($201.3 million in the third quarter) and $506.4 million of sales of certain CMOs and asset-backed securities ($69.2 million in the third quarter), which were primarily made to maximize total return. The Company also realized $4.5 million of net gains ($4.6 million in the third quarter) on $612.6 million of redemptions and calls of bonds ($243.9 million in the third quarter).

      Net gains in 1993 include $49.1 million of net gains ($20.5 million in the third quarter) realized on $3.10 billion of sales of bonds ($1.04 billion in the third quarter). These bond sales include approximately $1.50 billion of sales of MBSs ($500.6 million in the third quarter) made primarily to acquire other MBSs for use in Dollar Rolls. In addition, bond sales in 1993 include sales made to maximize total return, primarily $560.6 million of sales of high-yield investments ($186.4 million in the third quarter) and $338.5 million of sales of securitized residential whole loans made in the nine months. Bond sales in 1993 also include $199.9 million of sales of senior secured loans ($34.0 million in the third quarter) made primarily to improve the overall credit quality of the portfolio. In addition, net gains in 1993 include $7.1 million of net gains ($0.9 million in the third quarter) realized on $27.1 million of sales of common stock ($9.7 million in the third quarter).

      Impairment writedowns in 1994 include $13.2 million of additional provisions applied to defaulted bonds ($5.9 million in the third quarter). Impairment writedowns in 1994 also include $2.5 million of reserves provided during the second quarter for mortgage loan losses resulting from the January 17, 1994 Los Angeles earthquake. Impairment writedowns in 1993 include $11.1 million of provisions applied to the Company's investment in a real estate related separate account of Anchor National Life Insurance Company ("Anchor"), which separate account was liquidated through sales of underlying assets to affiliated and nonaffiliated parties during the first quarter of 1993. Impairment writedowns in 1993 also include $56.6 million of additional provisions applied to bonds ($25.4 million in the third quarter) in response to additional defaults and the effects of declines in interest rates on interest-rate sensitive securities. These bond writedowns included $25.0 million applied to certain interest-only strips ("IOs") during the third quarter of 1993. IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities which give the holder the right to receive only the interest payments on a pool of underlying loans. As would be anticipated in a lower interest rate environment, the net realizable values of these IOs have been impaired as a result of increased prepayments of the underlying loans. At June 30, 1994, the amortized cost, which is net of impairment writedowns, of these IOs was $28.7 million and the market value was $24.2 million.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $19.8 million in the third quarter of 1994 and $17.0 million in the third quarter of 1993. For the nine months, variable annuity fees totaled $59.1 million in 1994, compared with $49.0 million in 1993. The increases in variable annuity fees resulted primarily from asset growth from the receipt of variable annuity premiums. Variable annuity premiums, which exclude the premiums allocated to the fixed accounts of variable annuity products, aggregated $870.6 million since June 30, 1993. Variable annuity premiums totaled $167.2 million in the third quarter of 1994 and $236.0 million in the third quarter of 1993. The $68.8 million decline in variable annuity premiums during the third quarter resulted primarily from recent adverse conditions in the financial markets.
For the nine months, variable annuity premiums totaled $643.7 million in 1994, up from $570.0 million in 1993. Variable annuity assets averaged $4.41 billion during the third quarter of 1994 and $3.72 billion during the third quarter of 1993. For the nine months, variable annuity assets averaged $4.40 billion in 1994, compared with $3.53 billion in 1993.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $7.5 million on average assets managed of $2.31 billion in the third quarter of 1994 and $8.4 million on average assets managed of $2.49 billion in the third quarter of 1993. For the nine months, asset management fees totaled $24.0 million on average assets managed of $2.44 billion in 1994, compared with $24.3 million on average assets managed of $2.43 billion in 1993. The decline in asset management fees in the third quarter of 1994 resulted primarily from a decline in market value of assets managed and increased redemptions, both principally due to the effects of adverse market conditions. Sales of mutual funds, excluding sales of money market funds, aggregated $442.1 million for the twelve months ended June 30, 1994. In the third quarter, such sales totaled $65.9 million in 1994, compared with $117.8 million in 1993. For the nine months, such sales totaled $302.2 million in 1994, compared with $392.4 million in 1993. The declines in 1994 mutual fund sales from those recorded in 1993 principally resulted from adverse market conditions.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $8.3 million in the third quarter of 1994 and $6.2 million in the third quarter of 1993. For the nine months, net retained commissions totaled $23.5 million in 1994, compared with $16.7 million in 1993. Sales of nonproprietary products (mainly mutual funds and general securities) totaled $1.71 billion in the third quarter of 1994 and $1.40 billion in the third quarter of 1993. For the nine months, sales of nonproprietary products totaled $4.92 billion in 1994, compared with $4.41 billion in 1993. The increases in net retained commissions during 1994 from the comparable periods in 1993 are not proportionate to the related changes in sales, primarily due to changes in sales mix.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified retirement plans. Trust fees totaled $3.1 million in the third quarter of 1994 and $2.8 million in the third quarter of 1993. For the nine months, trust fees totaled $9.1 million in 1994, compared with $8.3 million in 1993.

      SURRENDER CHARGES on fixed and variable annuities totaled $2.9 million in the third quarter of 1994, compared with $2.3 million in the third quarter of 1993. For the nine months, surrender charges totaled $8.0 million in 1994 and $7.3 million in 1993. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $308.3 million in the third quarter of 1994 and $213.9 million in the third quarter of 1993, representing 14.5% and 10.4%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $853.1 million in 1994 and $605.2 million in 1993, representing 13.2% and 9.9%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments made from the separate accounts totaling $113.6 million in the third quarter of 1994, $76.0 million in the third quarter of 1993, $336.4 million in the nine months of 1994 and $229.0 million in the nine months of 1993. The increase in surrenders during 1994 periods primarily reflects disintermediation in the fixed annuity products.
In addition, variable annuity surrenders have increased as a result of changing market conditions and surrenders on a closed block of business. Management anticipates that withdrawal rates will be reasonably stable for the foreseeable future, and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $32.2 million in the third quarter of 1994, compared with $37.6 million in the third quarter of 1993. For the nine months, general and administrative expenses totaled $98.2 million in 1994, compared with $102.0 million in 1993. General and administrative expenses in 1993 include a $4.1 million provision ($3.1 million in the third quarter) for future guaranty fund assessments. General and administrative expenses continue to be controlled through a company-wide cost containment program and represent 0.9% of average total assets for the third quarter and nine months of 1994, compared with 1.0% for the third quarter and nine months of 1993.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS increased from that recorded during 1993 primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization of all deferred acquisition costs totaled $17.2 million in the third quarter of 1994 and $13.0 million in the third quarter of 1993. For the nine months, such amortization totaled $48.6 million in 1994 and $38.6 million in 1993.

      INCOME TAX EXPENSE totaled $19.1 million in the third quarter of 1994, compared with $17.6 million in the third quarter of 1993, representing effective tax rates of 31% and 34%, respectively. For the nine months, income tax expense totaled $54.6 million in 1994, compared with $41.1 million in 1993, representing effective tax rates of 31% in 1994 and in 1993. These tax rates reflect the favorable impact of certain low-income housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY decreased by $65.7 million to $949.2 million at June 30, 1994 from $1.01 billion at March 31, 1994, primarily as a result of a $96.1 million increase in net unrealized losses on debt and equity securities available for sale. In addition, the Company paid $12.5 million of dividends to shareholders during the third quarter. These reductions in shareholders' equity were partially offset by net income of $42.1 million realized during the third quarter. Book value per common share amounted to $18.62 at June 30, 1994. If net unrealized losses on debt and equity securities available for sale were excluded from the computation of book value per common share, such value would be $21.82 at June 30, 1994.

      TOTAL ASSETS decreased by $396.5 million to $14.34 billion at June 30, 1994 from $14.74 billion at March 31, 1994, principally due to a decrease in the invested assets portfolio.

      INVESTED ASSETS at June 30, 1994 totaled $9.19 billion, compared with $9.60 billion at March 31, 1994. The Company managed nearly all of these investments internally. Invested assets declined by $416.8 million during the third quarter, primarily as a result of a decline in amounts payable to brokers for purchases of securities. Amounts payable to brokers for purchases of securities decreased by $452.6 million during the third quarter, principally as a result of a reduction in dollar-roll positions. Invested assets also declined as a consequence of the aforementioned increase in unrealized losses on debt and equity securities.

      The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective September 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, began to carry its portfolio of bonds, notes and redeemable preferred stocks available for sale at estimated market value. The Company carries its portfolio of bonds, notes and redeemable preferred stocks held for investment at amortized cost.

      BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those available for sale and held for investment (the "Bond Portfolio"), at June 30, 1994, had an aggregate amortized cost of $6.18 billion which exceeded its market value by $214.7 million (including net unrealized losses of $230.2 million on bonds, notes and redeemable preferred stocks available for sale). At March 31, 1994, the amortized cost of the Bond Portfolio exceeded its market value by $50.4 million (including net unrealized losses of $94.9 million on bonds, notes and redeemable preferred stock available for sale). The increase in unrealized losses on the Bond Portfolio at June 30, 1994 principally resulted from increases in prevailing interest rates since March 31, 1994.

      Approximately $6.16 billion or 99.6% of the Bond Portfolio (at amortized cost, before deduction of $8.2 million of unallocated general credit reserves) at June 30, 1994 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At June 30, 1994, approximately $5.28 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $3.86 billion of U.S. government/agency and MBSs.

      At June 30, 1994, the Bond Portfolio included $887.7 million (market value, $870.4 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their June 30, 1994 amortized cost, these bonds accounted for 6.1% of the Company's total assets and 9.4% of invested assets. In addition to its direct investment in non-investment grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $143.0 million at June 30, 1994.

      Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The Company intends that its holdings of such securities approximate current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at June 30, 1994.

      The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1994.

                                          Rated Bonds By Rating Classification
   (Dollars in thousands)
          Issues Rated by S&P/Moody's                    By NAIC Category                            Total
- - ----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                    Estimated              Percent of  Estimated
 S&P (Moody's)         Amortized      market    category   Amortized       market    Amortized    invested    market
  category(1)             cost         value       (2)        cost          value       cost       assets      value
- - ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA+ to A-
  (Aaa to A3)          $2,898,031   $2,761,095       1     $1,191,097   $1,141,628   $4,089,128     43.50%   $3,902,723
BBB+ to BBB-
  (Baa1 to Baa3)          411,788      390,501       2        774,680      770,291    1,186,468     12.62     1,160,792
BB+ to BB-
  (Ba1 to Ba3)            103,693       99,411       3        253,088      258,098      356,781      3.80       357,509
B+ to B- (B1 to B3)       267,952      254,847       4        182,075      178,532      450,027      4.79       433,379
CCC+ to C-
  (Caa to C)                8,434        8,327       5         49,395       48,242       57,829      0.62        56,569
D                               -            -       6         23,037       22,961       23,037      0.25        22,961
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES     $3,689,898   $3,514,181             $2,473,372   $2,419,752   $6,163,270              $5,933,933
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


      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $726.6 million at June 30, 1994. Secured Loans are primarily originated by money center or investment banks or are originated directly by the Company. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At June 30, 1994, Secured Loans consisted of loans to 105 borrowers spanning 25 industries, with no industry constituting more than 9% of this portfolio.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. The majority of the Company's Secured Loans are not rated by S&P or Moody's. However, 94% of the Secured Loans (at amortized cost) are rated in NAIC categories 1 and 2. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of default than do publicly traded investment grade securities, management believes that generally the risk of loss upon default for its Secured Loans is mitigated by their three-year average lives, financial covenants and senior secured positions.

      MORTGAGE LOANS aggregated $1.37 billion at June 30, 1994 and consisted of approximately 665 first mortgage loans with an average loan balance of approximately $2.1 million, collateralized by properties located in 24 states. Approximately 53% of the portfolio was multifamily residential, 19% was retail, 8% was office, 8% was industrial and 12% was other types. At June 30, 1994, approximately 35% of the portfolio was secured by properties located in California and no more than 12% of the portfolio was secured by properties in any other single state. At June 30, 1994, there were no construction, takeout, farm or land loans and there were 21 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 25% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At June 30, 1994, approximately 24% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 1997. At June 30, 1994, loans delinquent by more than 90 days totaled $49.3 million and constituted 3.6% of total mortgages. Loans foreclosed upon and transferred to real estate in the balance sheet during fiscal 1994 totaled $5.1 million (0.4% of total mortgages).

      Approximately 47% of the mortgage loans in the portfolio at June 30, 1994 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation ("RTC") and other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on such properties as offices, hotels and shopping centers have recently represented a higher level of risk for the industry than have mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans, and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multi-family loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      At June 30, 1994, mortgage loans having an aggregate carrying value of $76.7 million have been restructured. Of these loans, loans having an aggregate carrying value of $24.2 million were restructured during the 1993 fiscal year. No mortgage loans were restructured during the 1994 fiscal year.

      OTHER INVESTED ASSETS aggregated $735.4 million at June 30, 1994, including $589.1 million of investments in limited partnerships and an aggregate of $146.3 million of miscellaneous investments, including leveraged leases and CMO residuals. The Company's limited partnership interests primarily include (i) partnerships which have purchased mortgage loans or other assets (with an aggregate carrying value in the partnerships at June 30, 1994 of $135.6 million) from the RTC or other financial institutions; (ii) partnerships which invest largely in equity securities; and (iii) partnerships which make tax-advantaged investments in low-income housing.

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

      The Company designs its fixed-rate products and conducts its investment operations so that at any time the duration of the assets in its investment portfolio and its annuity and GIC obligations will be closely matched. Based upon its then prevailing assumptions as to future interest rates, persistency and expenses, the Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 85% of the Company's fixed annuity and GIC reserves had surrender penalties or restrictions at June 30, 1994. The Company believes that its disciplined product pricing and asset-liability matching have proven effective. In fiscal years 1993, 1992 and 1991, during which time the yield on five-year treasury bonds ranged from approximately 4.62% to 8.51%, the Company achieved net investment spreads on average invested assets of 3.15%, 2.81% and 2.17%, respectively.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations which model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. In addition, the Company has designed its portfolio to limit the market discount from book value on the aggregate portfolio which might result from a sharp rise in interest rates. The cash flow obtained from MBSs and from a variety of floating-rate instruments helps to maintain the anticipated spread, while providing desired liquidity. At June 30, 1994, the weighted average life of the Company's investments was approximately 4-1/4 years and the portfolio had a duration of approximately 3-1/2 years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      The Company also seeks to enhance its spread income, while providing desired liquidity by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls, Swap Agreements and Total Return Agreements and by investing in MBSs. Reverse Repos involve a sale of securities (generally MBSs) and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally collateralized by government securities. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a contract. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate volatility. The Company generally utilizes Swap Agreements to create a hedge which effectively converts floating-rate assets into fixed-rate assets. This helps to maintain the Company's spread and to match the Company's assets more closely to its liabilities. Total Return Agreements effectively exchange a fixed rate of interest on the notional amount for the coupon income plus or minus the increase or decrease in the market value of specified non-investment grade corporate bonds. MBSs are generally investment grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans. Prepayments increase during periods of declining interest rates resulting in reduced yields and increased liquidity.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost, which is net of impairment writedowns) which are in default as to the payment of principal or interest, totaled $59.7 million at June 30, 1994, constituting 0.6% of total invested assets at amortized cost. The market value of such defaulted investments was $59.3 million at June 30, 1994.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1994, approximately $1.85 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $59.0 million, while approximately $4.33 billion had an aggregate unrealized loss of $273.7 million. In addition, the Company's investment portfolio also currently provides approximately $100.8 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at June 30, 1994, had invested assets with an amortized cost of $953.4 million (market value of $943.0 million) and outstanding indebtedness of $472.8 million. Such indebtedness is composed of $125.0 million of 9% notes, $100.0 million of 9.95% debentures, $100.0 million of 8-1/8% debentures and $147.8 million of Medium Term Notes. Additionally, as of June 30, 1994, the Parent had three GICs purchased by local government authorities (which aggregated $270.6 million, are primarily due serially through 2003 and pay interest semiannually at rates ranging from 8-3/8% to 8-1/2%) and a $75.0 million GIC purchased by a money market fund which is due in July 1994 and pays interest quarterly at a defined short-term floating rate. These GIC agreements provided liquidity to the Company at a lower cost than other sources of liquidity with similar maturities. The Parent's annual debt service with respect to these debt and GIC obligations totals $97.4 million for the remainder of the 1994 fiscal year, $75.2 million for fiscal 1995, $70.3 million for fiscal 1996, $70.2 million for fiscal 1997, $89.9 million for fiscal 1998 and $1.11 billion, in the aggregate, thereafter.

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

      Anchor has undertaken to dispose of $84.5 million of certain of its real estate located in the Phoenix, Arizona metropolitan area during the next one to three years, either to affiliated or nonaffiliated parties, and the Parent has guaranteed that Anchor will receive its current carrying value of these assets. The Parent has pledged certain marketable securities, having an amortized cost of $41.9 million at June 30, 1994, to secure this guarantee. Terms of divestitures of these assets to affiliates may not necessarily be on an arm's-length basis; however, any gain or loss on sales to affiliates made at amounts other than book value would be eliminated in consolidation.

      At June 30, 1994 there was approximately $57.9 million of dividends available from its regulated life insurance subsidiaries, supplementing the Parent's liquidity. The Parent received dividends of $4.7 million in fiscal 1993, $17.1 million in fiscal 1992 and $43.2 million in fiscal 1991 from its nonregulated subsidiaries. The Company also received dividends of $43.0 million in December 1993, $30.0 million in December 1992 and $25.0 million in December 1991 from Sun Life.

REGULATION

      Currently, the Company's insurance subsidiaries are subject to regulation and supervision by the states in which they are admitted to transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid without first obtaining regulatory approval and other related matters.

      Recently, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation which changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation is under consideration in Congress which could result in the federal government assuming some role in the regulation of insurance companies. The NAIC recently approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. A committee of the NAIC is developing a model law to govern insurance company investments scheduled for introduction by the end of 1994. While the specific provisions of such a model law are not known at this time, and current proposals are still being debated, the Company is monitoring developments in this area and the effects any change would have on the Company.

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

                               SUNAMERICA INC.
                        PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .
- - -----------------------------------------

EXHIBITS

24 The consent of Price Waterhouse LLP, independent accountants, filed as an exhibit to the Company's 1993 Annual Report on Form 10-K, is incorporated by reference herein.

REPORTS ON FORM 8-K

      On April 26, 1994, the Company filed a current report on Form 8-K which announced its second quarter 1994 earnings.

      On July 20, 1994, the Company filed a current report on Form 8-K which announced its third quarter 1994 earnings.

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



Dated       AUGUST 12, 1994               /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Executive Vice President



Dated      AUGUST 12, 1994                /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller