Form 10-K
period 1994-09-30
SUNAMERICA INC
filed 1994-12-01
CIK 54727

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           [FEE REQUIRED]
           For the fiscal year ended September 30, 1994

                                               OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 [No Fee Required]

              For the transition period from                    to
                         Commission File Number 1-4618

                                SUNAMERICA INC.

INCORPORATED IN MARYLAND        86-0176061
                               IRS EMPLOYER
                            IDENTIFICATION NO.

            1 SunAmerica Center, Los Angeles, California 90067-6022 Registrant's telephone number, including area code (310) 772-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                        ON WHICH REGISTERED
Common Stock (par value $1.00 per share)                  New York Stock Exchange
                                                          Pacific Stock Exchange
9 1/4% Preferred Stock, Series B                          New York Stock Exchange
$2.78 Depositary Shares representing Series D
 Mandatory Conversion Premium Dividend Preferred Stock    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the Company on October 31, 1994 was $1,137,638,000.

    The number of shares outstanding of each of the registrant's classes of common stock on October 31, 1994 was as follows:

Common Stock (par value $1.00 per share)  28,980,173 shares
Nontransferable Class B Stock
 (par value $1.00 per share)               6,826,439 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
       NOTICE OF 1995 ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          (INCORPORATED INTO PART III)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

    SunAmerica Inc. (the "Company") is a diversified financial services company serving the preretirement savings market. Together, the SunAmerica life insurance companies rank among the largest U.S. issuers of individual annuities. Complementing these annuity operations are the Company's asset management operations; its two broker-dealers, which the Company believes, based on industry data, represent the largest network of independent registered representatives in the nation; and its trust company which provides
administrative   and  custodial  services  to  qualified  retirement  plans.  At
September 30, 1994, the Company held $23.37 billion of assets, consisting of $14.66 billion of assets owned by the Company; $2.17 billion of assets managed in mutual funds and private accounts; and $6.54 billion under custody in retirement trust accounts.

    The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals ages 45 to 64 will grow from 47 million to 61 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1983 and 1993, annual industry sales of annuities increased from $31 billion to $156 billion, while annual industry sales of mutual funds, excluding money market and other short-term funds, rose from $40 billion to $512 billion.

    Focusing its operations on this expanding market, the Company specializes in the sale of tax-deferred long-term savings products and investments through its life insurance, asset management, retirement trust and broker-dealer subsidiaries. The Company markets fixed annuities and fee-generating variable annuities, mutual funds and trust services, and guaranteed investment contracts ("GICs"). Its products are distributed through a broad spectrum of financial services distribution channels, including independent registered representatives of the Company's broker-dealer subsidiaries and unaffiliated broker-dealers; independent general insurance agents; and financial institutions.

    SunAmerica employs approximately 1,000 people. It is incorporated in Maryland and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. As used herein, the "Company" or "SunAmerica" refers to SunAmerica Inc. and, unless the context requires otherwise, its subsidiaries.

    In recent years, SunAmerica has strategically expanded its operations, both through internal growth and through the acquisition of blocks of fixed and variable annuity reserves, distribution networks and complementary fee-based financial services businesses. In June 1994, the Company's subsidiary, Resources Trust Company ("Resources Trust"), agreed to acquire the account servicing rights to approximately 43,000 individual retirement plan accounts, representing approximately $1 billion in plan assets, from New England Securities Corporation, the broker-dealer subsidiary of New England Mutual Life Insurance Company. This acquisition closed October 1, 1994 and has increased plan assets administered by Resources Trust to more than $8.0 billion. On November 30, 1994, the Company acquired substantially all of the assets of Imperial Premium Finance, Inc. ("Imperial"), the fourth largest insurance premium finance company in the United States, based on 1993 premiums financed of approximately $1.5 billion. Imperial provides short-term installment loans for businesses to fund their commercial property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policy. Currently, Imperial sells most of the short-term loans it originates in its premium finance operations and earns fee income by servicing the sold loans. At September 30, 1994, Imperial had $132.7 million of assets and for the year then ended earned net income of $4.2 million.

    As consumer demand for investment-oriented products has grown, the Company has increased its fee income significantly in recent years by emphasizing the marketing of variable annuities, mutual funds and trust services, and through the receipt of broker-dealer net retained commissions. Its fee generating businesses entail no portfolio credit risk and require significantly less capital support than its fixed-rate business.

    For the year ended September 30, 1994, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                         NET INVESTMENT AND FEE INCOME

                                                  AMOUNT         PERCENT          PRIMARY PRODUCT OR SERVICE
                                              ---------------  -----------  ---------------------------------------
                                              (IN THOUSANDS)
Net investment income (including net
 realized investment losses)................    $   273,330         64.5%   Fixed-rate products
                                              ---------------    -----
Fee income:
  Variable annuity fees.....................         79,483         18.7    Variable annuities
  Asset management fees.....................         31,302          7.4    Mutual funds/private management
                                                                             accounts
  Net retained commissions..................         28,009          6.6    Broker-dealer sales
  Trust fees................................         11,942          2.8    Self-directed retirement accounts
                                              ---------------    -----
  Total fee income..........................        150,736         35.5
                                              ---------------    -----
Total.......................................    $   424,066        100.0%
                                              ---------------    -----
                                              ---------------    -----

For financial information on the Company's business segments, see Part IV -- "Notes to Consolidated Financial Statements -- Note 10 -- Business Segments."

LIFE INSURANCE COMPANIES

    The Company's life insurance group includes 104-year-old Sun Life Insurance Company of America ("Sun Life of America"), acquired in 1971; Anchor National Life Insurance Company ("Anchor"), acquired in 1986; and First SunAmerica Life Insurance Company ("First SunAmerica"), acquired in 1987. Collectively, these companies had $12.98 billion of assets at September 30, 1994 and served all 50 states and the District of Columbia. Based on the latest available statutory industry data, the Company believes that its life insurance group ranks among the largest issuers of fixed and variable annuities in the nation, as measured by 1993 individual annuity premiums and deposits, and that Sun Life of America, Anchor and First SunAmerica collectively rank among the top 2% of all U.S. life insurance companies, as measured by 1993 total assets. Anchor ranks among the largest issuers of variable annuities in America, according to the latest published industry data.

    The Company's life insurance group issues a portfolio of fixed and variable annuities, as well as other products that cater to the market for tax-deferred, long-term savings products. Sun Life of America is an Arizona-chartered company licensed in 48 states and the District of Columbia. Anchor, founded in 1965, is a California-chartered company licensed in 49 states and the District of Columbia. Sun Life of America and Anchor each have a "AA" (Excellent) claims-paying ability rating from Standard & Poor's Corporation ("S&P"), a "AA" (Very High) rating from Duff & Phelps, Inc. ("Duff & Phelps") and an "A2" (Excellent) rating from Moody's Investors Service ("Moody's"). They also have an "A" (Excellent) rating from industry analyst A.M. Best Company. Sun Life of America focuses on the sale of single premium fixed-rate annuities and GICs. Sun Life of America had $6.66 billion of assets at September 30, 1994. Anchor specializes in the sale of flexible premium variable annuities. At September 30, 1994, it had $6.60 billion of assets. First SunAmerica is a New York-chartered company that markets its products only in the state of New York. It has an "A" (Excellent) rating from A.M. Best Company. At September 30, 1994, it had $114.1 million of assets.

    Benefitting from continued strong demographic growth of the preretirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life insurance operations exclusively on the sale of annuities and GICs.

    Because of its focus on annuity products, which generally have more contractholder transactions than traditional life insurance products, the Company utilizes sophisticated, computer-driven, transaction-oriented systems that employ optical disk imaging and artificial intelligence, in lieu of paper-intensive life insurance processing procedures. The Company believes its service support and its associated cost structure to be among the most competitive in the industry.

    The Company currently markets its fixed and variable annuities through the following distribution channels: (i) independent registered representatives of SunAmerica Securities, Inc. and Royal Alliance Associates, Inc. ("Royal Alliance"); (ii) approximately 400 other securities firms and several financial institutions; and (iii) independent general insurance agents who specialize in selling annuities and other single premium products. Approximately 21,000 independent sales representatives nationally are licensed to sell the Company's annuity products. In addition, in June 1994, the Company signed separate, exclusive agreements with First Interstate Bancorp ("First Interstate") and The Chase Manhattan Bank, N.A. ("Chase") to develop variable annuity products whose underlying funds will be managed by the respective institutions. Each institution will have the right to make these private label variable annuities available through its retail branch network and distribution channels. First Interstate currently has over 1,000 bank branches in 13 western states. Chase currently has approximately 350 bank branches in New York, Connecticut, Maryland and Florida and its new variable annuity product will also be available through a number of the broker-dealer and financial planning organizations that currently offer other investment products managed by Chase.

FIXED ANNUITIES AND GICS

    Sun Life of America and First SunAmerica offer single premium and flexible premium deferred annuities that provide one-, three-, five-, seven-, or ten-year fixed interest rate guarantees. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 69% at September 30,
1994) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing. Its fixed-rate products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options. The average new single premium fixed annuity contract sold by the Company amounted to approximately $37,000 in 1994.

    The Company augments its retail annuity sales effort with the marketing of institutional products. At September 30, 1994, the Company had $2.78 billion of primarily fixed-rate, fixed-maturity GIC obligations. Of these, approximately 41% were sold to state and local governmental authorities, 33% were sold to pension plans and 26% were sold to asset management firms.

    The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 78% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1994.

VARIABLE ANNUITIES

    The variable annuity products of Anchor and First SunAmerica offer investors a broad spectrum of fund alternatives, as well as fixed-rate account options. Anchor also offers investors a choice of investment managers, a product feature that First SunAmerica expects to offer in the 1995 fiscal year.

These companies earn fee income through the sale, administration and management of the variable account options of their variable annuity products. They also earn investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features and surrender charges similar to those offered by fixed annuities, but differ in that the annuity holder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The average new variable annuity contract sold by the Company amounted to approximately $33,000 in 1994.

INVESTMENT OPERATIONS

    The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general competitive conditions within the industry. The Company manages most of its investments internally. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

    As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. In addition, the Company has designed its portfolio to limit the market discount from book value on the aggregate portfolio that might result from a sharp rise in interest rates. The cash flow obtained from mortgage-backed securities ("MBSs") helps to maintain the anticipated spread, while providing desired liquidity.

    For the years ended September 30, 1994, 1993 and 1992, the Company's yield on average invested assets was 8.50%, 9.00% and 9.78%, respectively, before net realized investment losses, and it realized net investment spreads of 3.30%, 3.15% and 2.81%, respectively, on average invested assets. At September 30, 1994, the weighted average life of the Company's investments was approximately four-and-one-half years and the portfolio had a duration of approximately three-and-three-fourths years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

    The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective September 30, 1993, the Company adopted Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, began to carry the portion of its portfolio of bonds, notes and redeemable preferred stocks that is available for sale (the "Available for Sale Portfolio") at estimated fair value. The remaining portion of its portfolio of bonds, notes and redeemable preferred stocks is held for investment and continues to be carried at amortized cost.

    The table on the following page summarizes the Company's investment portfolio at September 30, 1994.

                             SUMMARY OF INVESTMENTS

                                                                                              AMORTIED   PERCENT OF
                                                                                                  COST   PORTFOLIO
                                                                                         --------------  -----------
                                                                                         (IN THOUSANDS)
Fixed maturities:
  Cash and short-term investments......................................................   $    569,382         5.9%
  U.S. government securities...........................................................        498,477         5.2
  Mortgage-backed securities...........................................................      3,751,783        39.1
  Other bonds, notes and redeemable preferred stocks...................................      2,413,652        25.1
  Mortgage loans.......................................................................      1,426,924        14.9
                                                                                         --------------    -----
  Total................................................................................      8,660,218        90.2
Real estate............................................................................        107,053         1.1
Equity securities......................................................................         49,336         0.5
Other invested assets..................................................................        780,501         8.2
                                                                                         --------------    -----
Total investments......................................................................   $  9,597,108       100.0%
                                                                                         --------------    -----
                                                                                         --------------    -----

    At  September 30, 1994,  approximately $6.65 billion  or 99.6% (at amortized cost) of bonds, notes and redeemable preferred stocks, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), was rated by S&P, Moody's or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1994, approximately $5.66 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $4.20 billion of U.S. government/agency securities and MBSs.

    At September 30, 1994, the Bond Portfolio included $988.2 million (fair value, $946.4 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their September 30, 1994 amortized cost, these bonds accounted for 6.6% of the Company's total assets and 10.3% of invested assets. For a detailed discussion concerning non-investment grade bonds, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity."

    Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $719.0 million at September 30, 1994. Secured Loans are primarily originated by money center or investment banks or are originated directly by the Company. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At September 30, 1994, Secured Loans consisted of loans to 92 borrowers spanning 26 industries, with no industry concentration constituting more than 8% of these assets. For more information regarding Secured Loans, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity."

    Mortgage loans aggregated $1.43 billion at September 30, 1994 and consisted of 666 first mortgage loans with an average loan balance of approximately $2.1 million, collateralized by properties located in 26 states. Approximately 51% of the portfolio was multifamily residential, 21% was retail, 8% was office, 7% was industrial and 13% was other types. At September 30, 1994, approximately 33% of the portfolio was secured by properties located in California and no more than 12% of the portfolio was secured by properties in any other single state. At September 30, 1994, there were no construction, takeout, farm or land loans and there were 22 loans with outstanding balances of $10 million or more, which loans aggregated approximately 25% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At September 30, 1994, approximately 21% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 1997. At September 30, 1994, loans delinquent by more than 90 days totaled $45.9 million and constituted 3.2% of total mortgages. Loans foreclosed upon and transferred to real estate in the balance sheet during fiscal 1994 totaled $6.0 million (0.4% of total mortgages). For more information regarding mortgage loans, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity."

    At September 30, 1994, the amortized cost of all investments in default as to the payment of principal or interest totaled $56.2 million, constituting 0.6% of total invested assets at amortized cost and their fair value was equal to their amortized cost.

MUTUAL FUNDS AND INVESTMENT SERVICES

    Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related mutual fund distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. SunAmerica's mutual funds offer investors an array of equity, fixed-income, money market and tax-exempt portfolios. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $3.63 billion of assets at September 30, 1994, including approximately $2.12 billion of mutual fund assets; $47.9 million of assets for investment companies, individuals, pension and profit sharing plans, and corporate and trust accounts; and $1.46 billion of the Company's variable annuity assets.

    The SunAmerica mutual funds are distributed nationally through a network of more than 300 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiaries.

RETIREMENT TRUST SERVICES

    Through Resources Trust, acquired in January 1990, the Company earns fee income by providing administrative and custodial services for approximately 152,000 self-directed retirement accounts. Self-directed retirement accounts include individual retirement accounts (IRAs), Keoghs, 401(k) plans, and pension and profit sharing plans with combined account assets at September 30, 1994 of approximately $6.54 billion. In September 1994, Resources Trust also began making available its new "Complete 401(k)," a product that combines the administrative and custodial services of Resources Trust with the variable annuity products of the Company.

    Resources Trust also earns investment income on customer cash balances that are interest-bearing and insured by the Federal Deposit Insurance Corporation. Resources Trust's services are sold nationally through approximately 12,000 registered representatives affiliated with 1,000 broker-dealers, including the Company's broker-dealer subsidiaries.

BROKER-DEALERS

    The Company also owns two broker-dealers: SunAmerica Securities, Inc., which commenced business in 1989; and Royal Alliance, acquired by the Company in
January 1990. As a result of the Company's ongoing active recruitment of independent registered representatives, the Company has increased its network of representatives from approximately 3,600 at September 30, 1993 to approximately 4,300 at September 30, 1994. The Company believes that, through ownership of these firms, it has the largest network of independent registered representatives in the nation, based on industry data.

REGULATION

    The Company's insurance subsidiaries are subject to regulation and supervision by the states in which they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid without first obtaining regulatory approval and other related matters.

    In recent years, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. The NAIC has recently approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. A committee is also currently developing model laws to govern insurance company investments for adoption by the NAIC. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any change would have on the Company.

    SunAmerica Asset Management is registered with the Securities and Exchange Commission (the "Commission") as a registered investment adviser under the Investment Advisers Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management and the mutual funds are subject to regulation and examination by the Commission. In addition, variable annuities and the related separate accounts of the Company's life insurance subsidiaries are subject to regulation by the Commission under the Securities Act of 1933 and the Investment Company Act of 1940.

    Resources Trust is subject to regulation by the Colorado State Banking Board and the Federal Deposit Insurance Corporation.

    The Company's broker-dealer subsidiaries are subject to regulation and supervision by the states in which they transact business, as well as by the National Association of Securities Dealers, Inc. (the "NASD"). The NASD has broad administrative and supervisory powers relative to all aspects of business and may examine the subsidiaries' business and accounts at any time.

COMPETITION

    The  businesses  conducted   by  the  Company's   subsidiaries  are   highly
competitive.

    The Company's life insurance subsidiaries compete with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisers, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, there are at least 125 companies that individually collect in excess of $150 million of annuity premiums annually. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented life insurance products, such as annuities, include product flexibility, the portfolio managers featured in the product, the number and quality of investment options offered, the availability of distribution networks, service rendered to an insured after a policy is issued, and the commissions paid. Other factors affecting the business include pricing of the product and the benefits (including before-tax and after-tax investment returns) and guarantees provided.

    Competitors of SunAmerica Asset Management include a large number of mutual fund organizations, both independent and affiliated with other financial services companies, including banks and insurance companies. Competition in mutual fund sales is based on investment performance, service to clients, and product design.

    The Company's broker-dealers face competition from regional firms and large, national full service and discount brokerage firms.

    Resources Trust competes for retirement plan assets against other trust companies, brokerage firms, mutual funds, banks and insurance companies.

ITEM 2.  PROPERTIES

    The Company's executive offices and the principal offices of its life insurance subsidiaries are in leased premises at 1 SunAmerica Center, Los Angeles, California. The Company's life insurance subsidiaries also lease office space in Atlanta, Georgia; Houston, Texas; and New York, New York. The Company's broker-dealers lease space in Phoenix, Arizona and New York, New York. The Company's asset management subsidiary leases offices in New York, New York, and the retirement trust services subsidiary occupies leased premises in Englewood, Colorado.

    The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    No matters were submitted during the fourth quarter 1994 to a vote of security-holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

    The following sets forth certain information regarding the executive officers of SunAmerica Inc. as of November 30, 1994:

                                                         YEAR
                                                       ASSUMED    OTHER POSITIONS AND OTHER
                              PRESENT POSITION AT      PRESENT    BUSINESS EXPERIENCE WITHIN
       NAME          AGE       NOVEMBER 30, 1994       POSITION      THE LAST FIVE YEARS         FROM-TO
- ------------------   ---   -------------------------   --------   --------------------------   ------------
Eli Broad            61    Chairman and Chief            1976     (Cofounded Company in
                           Executive Officer                      1957)
                           President                     1986
Jay S. Wintrob       37    Executive Vice President      1991     Senior Vice President           1989-1991
                                                                  (Joined Company in 1987)
James R. Belardi     37    Senior Vice President         1992     Vice President and              1989-1992
                           and Treasurer                          Treasurer
                                                                  (Joined Company in 1986)
Jana Waring Greer    42    Senior Vice President         1991     Vice President                  1981-1991
                                                                  (Joined Company in 1974)
Gary W. Krat         47    Senior Vice President         1992     Chairman, Royal Alliance     1991-Present
                                                                  Associates, Inc.
                                                                  Chief Executive Officer,     1990-Present
                                                                  Royal Alliance Associates,
                                                                  Inc.                            1986-1990
                                                                  President, Integrated
                                                                  Resources Equity Corp.
Clark P. Manning,    36    Senior Vice President         1994     Senior Vice President and    1993-Present
Jr.                                                               Chief Actuary                   1991-1992
                                                                  SunAmerica Life Companies
                                                                  Consulting Actuary,             1992-1993
                                                                  Milliman & Robertson Inc.       1988-1991
Scott L. Robinson    48    Senior Vice President         1991     Vice President and              1986-1991
                           and Controller                         Controller
                                                                  (Joined Company in 1978)
Darlene Chandler     42    Vice President                1988     (Joined Company in 1976)
Lorin M. Fife        41    Vice President and            1994     Vice President and              1989-1994
                           General Counsel --                     Associate General Counsel
                           Regulatory Affairs                     (Joined Company in 1989)
Michael L. Fowler    40    Vice President                1988     (Joined Company in 1988)
Susan L. Harris      37    Vice President, General       1994     Vice President, Associate       1989-1994
                           Counsel -- Corporate                   General Counsel and
                           Affairs, and Secretary                 Secretary
                                                                  (Joined Company in 1985)
Scott H. Richland    32    Vice President and            1994     Assistant Treasurer             1993-1994
                           Assistant Treasurer                    Director, SunAmerica            1990-1993
                                                                  Investments
                                                                  Director, Corporate             1989-1990
                                                                  Development, Act III
                                                                  Communications
James W. Rowan       32    Vice President                1993     Assistant to the Chairman            1992
                                                                  Senior Vice President,          1990-1992
                                                                  Security Pacific Corp.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

    The Company's Common Stock is principally traded on the New York Stock Exchange. The Company's Common Stock is also listed on the Pacific Stock Exchange and traded on the Boston, Midwest, Philadelphia and Cincinnati Stock Exchanges. There is no trading market for the Nontransferable Class B Stock.

    High and low sales prices for the Company's Common Stock for each quarter during the fiscal years ended September 30, 1994 and 1993 are as follows:

                                                             1994                      1993
                                             --------------------      --------------------
                                                HIGH          LOW         HIGH          LOW
                                             -------      -------      -------      -------
First quarter...........................     $46 1/2      $    33      $27 3/4      $21 5/8
Second quarter..........................      43 5/8       33 1/2       39 1/2       25 1/2
Third quarter...........................      44 1/4       34 1/4       35 3/4       27 1/4
Fourth quarter..........................      46 1/4       40 1/4           45       27 3/8
                                             -------      -------      -------      -------
                                             -------      -------      -------      -------

HOLDERS

    As of October 31, 1994, the approximate number of holders of record of each class of common equity of the Company was as follows:

                                                                                                            NUMBER
                                                                                                        OF HOLDERS
TITLE OF CLASS                                                                                           OF RECORD
- ------------------------------------------------------------------------------------------------------  ----------
Common Stock (par value $1.00 per share)..............................................................       2,320
Nontransferable Class B Stock (par value $1.00 per share).............................................          14
                                                                                                        ----------
                                                                                                        ----------

DIVIDENDS

    Dividends paid on the Company's Common Stock and Nontransferable Class B Stock for each quarter during the fiscal years ended September 30, 1994 and 1993 are as follows:

                                                                                 1994                         1993
                                                          ---------------------------  ---------------------------
                                                             COMMON  NON-TRANSFERABLE     COMMON  NON-TRANSFERABLE
                                                              STOCK     CLASS B STOCK      STOCK     CLASS B STOCK
                                                          ---------  ----------------  ---------  ----------------
First quarter...........................................      $.100             $.090      $.070             $.063
Second quarter..........................................       .100              .090       .070              .063
Third quarter...........................................       .100              .090       .070              .063
Fourth quarter..........................................       .100              .090       .070              .063
                                                          ---------  ----------------  ---------  ----------------
Total...................................................      $.400             $.360      $.280             $.252
                                                          ---------  ----------------  ---------  ----------------
                                                          ---------  ----------------  ---------  ----------------

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

                                                                                                YEARS ENDED SEPTEMBER 30,
                                                     --------------------------------------------------------------------
                                                             1994          1993          1992          1991          1990
                                                     ------------  ------------  ------------  ------------  ------------
                                                          (IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS AND RATIOS)
RESULTS OF OPERATIONS
Net investment income..............................  $    294,454  $    263,791  $    219,384  $    162,412  $    132,947
Net realized investment losses.....................       (21,124)      (21,287)      (56,364)      (46,060)      (29,319)
Fee income.........................................       150,736       134,305       112,831        92,689        72,327
General and administrative expenses................      (132,743)     (135,790)     (133,058)     (120,475)     (112,860)
Provision for future guaranty fund assessments.....            --       (22,000)           --            --            --
Amortization of deferred acquisition costs.........       (66,925)      (51,860)      (48,375)      (40,088)      (27,872)
Other income and expenses, net.....................        15,603        16,852        16,673        24,903        25,644
                                                     ------------  ------------  ------------  ------------  ------------
Pretax income......................................       240,001       184,011       111,091        73,381        60,867
Income tax expense.................................       (74,700)      (57,000)      (34,300)      (25,900)      (22,100)
                                                     ------------  ------------  ------------  ------------  ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES.......................       165,301       127,011        76,791        47,481        38,767
Cumulative effect of change in accounting for
 income taxes......................................       (33,500)           --            --            --            --
                                                     ------------  ------------  ------------  ------------  ------------
NET INCOME.........................................  $    131,801  $    127,011  $     76,791  $     47,481  $     38,767
                                                     ------------  ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------  ------------
EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES.....................  $       3.58  $       2.75  $       1.80  $       1.32  $       1.02
  Cumulative effect of change in accounting for
   income taxes....................................          (.81)           --            --            --            --
                                                     ------------  ------------  ------------  ------------  ------------
  NET INCOME.......................................  $       2.77  $       2.75  $       1.80  $       1.32  $       1.02
                                                     ------------  ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------  ------------
CASH DIVIDENDS PER SHARE PAID TO COMMON
 SHAREHOLDERS:
  Nontransferable Class B Stock....................  $      0.360  $      0.252  $      0.180  $      0.180  $      0.180
                                                     ------------  ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------  ------------
  Common Stock.....................................  $      0.400  $      0.280  $      0.200  $      0.200  $      0.200
                                                     ------------  ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------  ------------
Ratio of earnings to combined fixed charges and
 preferred stock dividends (excluding interest on
 fixed annuities, guaranteed investment contracts
 and trust deposits) (1)...........................           2.8           2.8           2.7           2.3           2.0
                                                     ------------  ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------  ------------
Ratio of earnings to combined fixed charges and
 preferred stock dividends (including interest on
 fixed annuities, guaranteed investment contracts
 and trust deposits) (2)...........................           1.4           1.3           1.2           1.1           1.1
                                                     ------------  ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------  ------------

- ------------------------
Footnotes to Item 6 -- "Selected Consolidated Financial Data" appear on the following page.

                                                                                               AT SEPTEMBER 30,
                                 ------------------------------------------------------------------------------
                                           1994            1993            1992            1991            1990
                                 --------------  --------------  --------------  --------------  --------------
                                                                 (IN THOUSANDS)
FINANCIAL POSITION
Investments....................  $    9,280,390  $   10,364,952  $    9,428,266  $    7,596,275  $    7,275,401
Variable annuity assets........       4,513,093       4,194,970       3,293,343       2,746,685       2,145,196
Deferred acquisition costs.....         581,874         475,917         436,209         392,278         356,088
Other assets...................         280,868         231,582         245,833         279,007         301,906
                                 --------------  --------------  --------------  --------------  --------------
TOTAL ASSETS...................  $   14,656,225  $   15,267,421  $   13,403,651  $   11,014,245  $   10,078,591
                                 --------------  --------------  --------------  --------------  --------------
                                 --------------  --------------  --------------  --------------  --------------
Reserves for fixed annuity
 contracts.....................  $    4,519,623  $    4,934,871  $    5,143,339  $    5,359,757  $    5,523,320
Reserves for guaranteed
 investment contracts..........       2,783,522       2,216,104       2,023,048       1,598,963       1,294,338
Trust deposits.................         442,320         378,986         367,458              --              --
Variable annuity liabilities...       4,513,093       4,194,970       3,293,343       2,746,685       2,145,196
Other payables and accrued
 liabilities...................         860,763       1,828,153       1,372,010         344,789         159,416
Long-term notes and
 debentures....................         472,835         380,560         225,000              --              --
Collateralized mortgage
 obligations and reverse
 repurchase agreements.........          28,662         112,032         182,784         299,343         368,907
Other senior indebtedness......              --          15,119          25,919          38,035          43,503
Subordinated notes.............              --              --              --         117,985         119,485
Deferred income taxes..........          74,319          96,599          40,682          58,779          40,353
Shareholders' equity...........         961,088       1,110,027         730,068         449,909         384,073
                                 --------------  --------------  --------------  --------------  --------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY..........  $   14,656,225  $   15,267,421  $   13,403,651  $   11,014,245  $   10,078,591
                                 --------------  --------------  --------------  --------------  --------------
                                 --------------  --------------  --------------  --------------  --------------

- ------------------------
(1) In computing the ratio of earnings to combined fixed charges and preferred stock dividends (excluding interest on fixed annuities, guaranteed investment contracts and trust deposits), combined fixed charges and preferred stock dividends consist of interest expense on senior and subordinated indebtedness and dividends on Preferred Stock on a tax equivalent basis. Earnings are computed by adding interest incurred on senior and subordinated indebtedness to pretax income.

(2) In computing the ratio of earnings to combined fixed charges and preferred stock dividends (including interest on fixed annuities, guaranteed investment contracts and trust deposits), combined fixed charges and preferred stock dividends consist of interest expense on senior and subordinated indebtedness, fixed annuity contracts, guaranteed investment contracts and trust deposits and dividends on Preferred Stock on a tax equivalent basis. Earnings are computed by adding interest incurred on senior and subordinated indebtedness, fixed annuity contracts, guaranteed investment contracts and trust deposits to pretax income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three years in the period ended September 30, 1994.

RESULTS OF OPERATIONS

    INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $165.3 million or $3.58 per common share in 1994, compared with $127.0 million or $2.75 per common share in 1993 and $76.8 million or $1.80 per common share in 1992. The cumulative effect of the change in accounting for income taxes resulting from the implementation of Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $33.5 million or $.81 per common share in 1994. Accordingly, net income amounted to $131.8 million or $2.77 per common share in 1994.

    PRETAX INCOME totaled $240.0 million in 1994, $184.0 million in 1993 and $111.1 million in 1992. The $56.0 million improvement in 1994 primarily resulted from increased net investment income and fee income, partially offset by additional amortization of deferred acquisition costs. In addition, 1993 results include a $22.0 million provision for future guaranty fund assessments. The $72.9 million improvement in 1993 over 1992 primarily resulted from increased net investment income, decreased net realized investment losses and increased fee income, all of which were partially offset by the provision for future guaranty fund assessments.

    NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $294.5 million in 1994 from $263.8 million in 1993 and $219.4 million in 1992. These amounts represent net investment spreads of 3.30% on average invested assets (computed on a daily basis) of $8.92 billion in 1994, 3.15% on average invested assets of $8.38 billion in 1993 and 2.81% on average invested assets of $7.80 billion in 1992. These improvements in net investment income primarily resulted from reductions in interest rates paid on all interest-bearing liabilities and increases in the excess of average invested assets over average interest-bearing liabilities, partially offset by declines in investment yield. The excess of average invested assets over average interest-bearing liabilities amounted to $647.1 million in 1994, $456.0 million in 1993 and $115.4 million in 1992.

    Total interest expense aggregated $463.7 million in 1994, $490.6 million in 1993 and $543.6 million in 1992. The average rate paid on all interest-bearing liabilities fell to 5.60% (5.43% on fixed annuities) in 1994 from 6.19% (6.11% on fixed annuities) in 1993 and 7.07% (6.92% on fixed annuities) in 1992. These declines in rates were primarily due to a decline in prevailing interest rates that began during the latter half of fiscal 1992 and continued into the first half of fiscal 1994. This was reflected in a corresponding decline in the average crediting rate on annuity contracts, the majority of which reprice annually as interest rate guarantees are renewed. Interest-bearing liabilities averaged $8.27 billion during 1994, compared with $7.92 billion during 1993 and $7.69 billion during 1992.

    Investment income totaled $758.2 million in 1994, $754.4 million in 1993 and $763.0 million in 1992. Investment income has been relatively stable over the three year period as increases in earnings from average invested assets have been offset by declines in investment yield. The yield on average invested assets declined to 8.50% in 1994 from 9.00% in 1993 and 9.78% in 1992. These yields are computed without subtracting net realized investment losses. If net realized investment losses were included in the computation, the yields would be 8.26% in 1994, 8.75% in 1993 and 9.06% in 1992.

    These declines in yield resulted primarily from sales of higher-yielding securities and the reinvestment of sales proceeds in lower-yielding securities. The Company has principally made such sales to obtain certain mortgage-backed securities ("MBSs") that the market demands for the formation of collateralized mortgage obligations ("CMOs"). Ownership of these MBSs has permitted the Company to engage in dollar roll transactions ("Dollar Rolls"). The Company has also sold securities to take advantage of changes in relative value between its portfolio sectors, and to more closely match assets and liabilities (see "Asset-Liability Matching"). In addition, investment yield has declined as the net cash provided by the Company's operating and financing activities, as well as the cash flows from redemptions and maturities of securities in the Company's investment portfolio, have been invested in lower-yielding securities due to the lower interest rate environment prevailing during 1993 and the first half of 1994.

    The Company has enhanced investment yield since 1992 through Dollar Rolls, whereby the proceeds from sales of MBSs are invested in short-term securities pending the contractual repurchase of substantially the same securities at discounted prices in the forward market. The Company has been able to engage in Dollar Rolls due to the market demand for MBSs for formation of CMOs, which was particularly high in 1993. The Company recorded $15.6 million of enhanced yield on a weighted average volume of $1.05 billion of such transactions during 1994, compared with $21.0 million of enhanced yield on a weighted average volume of $1.01 billion during 1993 and $5.4 million of enhanced yield on a weighted average volume of $383.2 million during 1992. The decline in enhanced yield relative to the volume of Dollar Rolls in 1994 is primarily due to a narrowing of market spreads on such transactions.

    In addition, the Company has enhanced investment yield since 1992 through total return corporate bond swap agreements (the "Total Return Agreements"). The Company recorded income of $1.3 million on the Total Return Agreements during 1994, compared with $14.6 million recorded during 1993 and $12.3 million recorded during 1992. The reduction in income recorded on the Total Return Agreements during 1994 resulted primarily from declines in the market value of the underlying assets as a result of an increase in prevailing interest rates. The Company has also entered into certain interest rate swap agreements (the "Swap Agreements"). (See "Asset-Liability Matching" for additional discussion of Total Return Agreements and Swap Agreements.)

    GROWTH IN AVERAGE INVESTED ASSETS since 1992 primarily reflects $424.1 million of aggregate net proceeds from the issuances of long-term notes and debentures and the Company's Preferred Stock. In addition, the growth reflects sales of the Company's fixed-rate products, consisting of fixed annuities (including fixed accounts of variable annuity products) and guaranteed investment contracts ("GICs"). Fixed annuity premiums aggregated $230.0 million in 1994, $223.8 million in 1993 and $243.7 million in 1992. These premiums include premiums for the fixed accounts of variable annuities totaling $140.6 million, $63.9 million, and $86.0 million, respectively. Total fixed annuity premiums increased during 1994 primarily due to rising demand for fixed-rate investment options as prevailing interest rates increased during the latter half of fiscal 1994. These premiums declined during 1993 principally due to the
Company's de-emphasis of fixed-rate products given the then prevailing low interest rate environment. GIC premiums totaled $1.04 billion in 1994, $691.6 million in 1993 and $930.0 million in 1992. Changes in GIC sales reflect the variable demand for such products from state and local governmental authorities, pension plans and asset management firms. In addition, the increase in GIC sales in 1994 reflects the success of the Company's efforts to increase its GIC client base, particularly among asset management firms.

    The GICs issued by the Company and Sun Life Insurance Company of America ("Sun Life of America") typically guarantee the payment of principal and interest at a fixed rate for a fixed term of one to ten years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. Sun Life of America imposes surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by state and local governmental authorities may also permit scheduled book value withdrawals subject to the terms of the underlying indenture. Contracts purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from 7 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity (see "Financial Condition and Liquidity").

    NET REALIZED INVESTMENT LOSSES totaled $21.1 million in 1994, $21.3 million in 1993 and $56.4 million in 1992, and include impairment writedowns of $55.9 million in 1994, $114.3 million in 1993 and $119.7 million in 1992. Therefore, net gains from sales of investments totaled $34.8 million in 1994, $93.0 million in 1993 and $63.3 million in 1992.

    Net gains in 1994 include $22.6 million of net gains on $17.6 million of sales of common stocks made primarily to maximize total return and $27.0 million of net losses on $3.25 billion of sales of bonds. These bond sales include approximately $1.43 billion of sales of MBSs made primarily to acquire other MBSs that were then used in Dollar Rolls. In addition, bond sales include $625.3 million of sales of high-yield investments and $569.9 million of sales of certain CMOs and asset-backed securities, which were primarily made to maximize total return. The Company also realized $35.1 million of net gains on sales of $105.9 million of certain limited partnership interests.

    Net gains in 1993 include $69.1 million of net gains realized on $4.82 billion of sales of bonds. These bond sales include approximately $2.95 billion of sales of MBSs made primarily to acquire other MBSs that were then used in Dollar Rolls. In addition, bond sales include $759.6 million of sales of high-yield investments and $338.5 million of sales of securitized residential whole loans made primarily to maximize total return. Bond sales in 1993 also include sales of $68.6 million of certain interest-only strips ("IOs") and $251.0 million of sales of senior secured loans ("Secured Loans") that were made primarily to improve the overall credit quality of the portfolio. Net gains in 1993 also include $21.5 million of net gains realized on the sales of $104.4 million of certain limited partnership interests.

    Net gains in 1992 include $52.9 million of net gains realized on $5.26 billion of sales of bonds. These bond sales include approximately $3.45 billion of sales of MBSs made primarily to acquire other MBSs for use in Dollar Rolls and $838.8 million of high-yield investments made primarily to improve the overall credit quality of the portfolio. In addition, bond sales in 1992 include $520.8 million of sales of Secured Loans that also were made primarily to improve the overall credit quality of the portfolio. Net gains in 1992 also include $9.5 million of net gains realized on the sales of $35.4 million of certain limited partnership interests.

    Impairment writedowns in 1994 include $35.0 million applied to real estate. During 1994, the Company decided to hold for sale all properties owned in Arizona, thereby changing its previous intention to hold such real estate for future development. Accordingly, the Company reappraised its Arizona properties and reduced their carrying values to estimated fair values. Impairment writedowns in 1994 also include $13.2 million of additional provisions applied to defaulted bonds and $2.5 million of reserves for mortgage loan losses resulting from the January 17, 1994 Los Angeles earthquake.

    Impairment writedowns in 1993 include $11.8 million of provisions applied to mortgage loans that were restructured during 1993 and reduced to the aggregate appraised value of the underlying real estate, and $11.1 million of provisions applied to the Company's investment in a real estate-related separate account of Anchor National Life Insurance Company ("Anchor"), which separate account was liquidated through sales of underlying assets to affiliated and nonaffiliated parties during 1993. Impairment writedowns in 1993 also include $88.2 million of additional provisions applied to bonds. These bond writedowns include $25.0 million applied to certain IOs. IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities that give the holder the right to receive only the interest payments on a pool of underlying mortgage loans. As would be anticipated in a lower interest rate environment, the amortized cost of these IOs became impaired as a result of increased prepayments of the underlying loans. At September 30, 1994, the amortized cost, which is net of impairment writedowns, of the IOs held by the Company was $22.7 million and their fair value was $18.1 million.

    Impairment writedowns in 1992 include $37.9 million of provisions applied to bonds in response to increased defaults and $26.1 million of provisions applied to the Company's investment in the aforementioned real estate-related separate account of Anchor. In addition, 1992 impairment writedowns include $26.3 million of provisions applied to Arizona real estate to reduce the carrying values of such properties to their estimated net realizable values based upon appraisals which reflected an intention to hold the properties for future development.

    VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $79.5 million in 1994, $67.5 million in 1993 and $57.7 million in 1992. Variable annuity fees have increased over the last three years principally due to asset growth from the receipt of variable annuity premiums and, during 1993, from increased market values. Variable annuity assets averaged $4.43 billion during 1994, $3.65 billion during 1993 and $3.05 billion during 1992. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $759.3 million in 1994, $796.9 million in 1993 and $590.2 million in 1992. Total variable annuity product sales, which include premiums allocated to the fixed accounts of variable annuities, aggregated $900.0 million in 1994, $860.8 million in 1993 and $676.1 million in 1992 (see "Growth in Average Invested Assets"). Though total variable annuity product sales rose modestly in 1994, variable annuity premiums declined, principally due to a rising demand for fixed-rate investment options, including the fixed accounts of variable annuities, as prevailing interest rates increased during the latter half of fiscal 1994. The Company has encountered increased competition in the variable annuity marketplace in 1994 and anticipates that the market will remain highly competitive for the foreseeable future.

    ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $31.3 million on average assets managed of $2.39 billion in 1994, $32.3 million on average assets managed of $2.46 billion in 1993 and $25.3 million on average assets managed of $2.15 billion in 1992. Asset management fees decreased in 1994 primarily due to a decline in the market value of assets managed and increased redemptions, both a reflection of adverse market conditions for fixed-income and equity securities which can be attributed, in part, to rising interest rates during the latter half of fiscal 1994. Mutual fund sales in 1994 also were affected by these adverse market conditions. Sales of mutual funds, excluding sales of money market funds, totaled $342.6 million in 1994, compared with $532.4 million in 1993 and $827.6 million in 1992. The decline in mutual fund sales during 1993 resulted primarily from the Company's strategic decision to diversify its mutual fund product sales, and to reduce the percentage of sales derived from back-end loaded products.

    NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $28.0 million in 1994, $23.7 million in 1993 and $18.9 million in 1992. Sales of nonproprietary products (mainly mutual funds and general securities) totaled $6.30 billion in 1994, $5.87 billion in 1993 and $4.70 billion in 1992. The increases in net retained commissions are not proportionate to the related changes in sales, primarily due to changes in sales mix.

    TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified pension plans. Trust fees totaled $11.9 million in 1994, $10.9 million in 1993 and $11.0 million in 1992.

    SURRENDER CHARGES on fixed and variable annuities totaled $10.7 million in 1994, compared with $9.8 million in 1993 and $14.3 million in 1992. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $1.13 billion in 1994, $824.5 million in 1993 and $901.1 million in 1992. These payments represent 13.2%, 10.0% and 11.6%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $461.5 million in 1994, $314.6 million in 1993 and $306.6 million in 1992. Variable annuity surrenders have increased during 1994 primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace. In addition, fixed annuity surrenders have increased in 1994, due to policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will be reasonably stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

    PROVISION FOR FUTURE GUARANTY FUND ASSESSMENTS totaled $22.0 million in 1993. No such provision was recorded in 1994 or 1992. Guaranty associations of the states in which the Company sells annuities assess insurance companies to pay policyholder claims relating to insurer insolvencies. This provision represents management's best estimate, based upon available industry data, of the Company's ultimate exposure to future assessments anticipated as a result of certain large insurance company failures that occurred during the past few years. Currently, management estimates that the remaining assessments will be primarily paid over the next four years.

    GENERAL AND ADMINISTRATIVE EXPENSES totaled $132.7 million in 1994, compared with $135.8 million in 1993 and $133.1 million in 1992, and represent 0.9%, 1.0% and 1.1% of average total assets for fiscal years 1994, 1993 and 1992, respectively. General and administrative expenses remain closely controlled through a company-wide cost containment program.

    AMORTIZATION OF DEFERRED ACQUISITION COSTS increased during the three-year period primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization of all deferred acquisition costs totaled $66.9 million in 1994, $51.9 million in 1993 and $48.4 million in 1992.

    INCOME TAX EXPENSE totaled $74.7 million in 1994, $57.0 million in 1993 and $34.3 million in 1992, representing effective tax rates of 31% in all three fiscal years. These tax rates reflect the favorable impact of certain affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

    SHAREHOLDERS' EQUITY decreased by $148.9 million to $961.1 million at September 30, 1994 from $1.11 billion at September 30, 1993, primarily as a result of $250.9 million of change in net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity. Book value per common share amounted to $18.90 at September 30, 1994, compared with $22.64 at September 30, 1993 and $14.54 at September 30, 1992. Excluding net unrealized gains and losses on debt and equity securities available for sale, book value per common share amounted to $22.58 at September 30, 1994, $20.16 at September 30, 1993 and $14.32 at September 30, 1992.

    TOTAL ASSETS decreased by $611.2 million to $14.66 billion at September 30, 1994 from $15.27 billion at September 30, 1993, principally due to a decrease in invested assets, partially offset by an increase in the separate account for variable annuities, which increased by $318.1 million during 1994.

    INVESTED ASSETS at year-end totaled $9.28 billion in 1994, compared with $10.36 billion in 1993. The Company managed most of these investments internally. Invested assets declined by $1.08 billion during 1994, primarily as a result of a reduction in dollar-roll positions, as indicated by the $943.2 million decline in amounts payable to brokers for purchases of securities. Invested assets also declined as a consequence of the change in net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity.

    The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective September 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, began to carry the portion of its portfolio of bonds, notes and redeemable preferred stocks that is available for sale (the "Available for Sale Portfolio") at estimated fair value. The remaining portion of its portfolio of bonds, notes and redeemable preferred stocks is held for investment and continues to be carried at amortized cost.

    BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), at September 30, 1994, had an aggregate amortized cost that exceeded its fair value by $321.0 million (including net unrealized losses of $329.0 million on the Available for Sale Portfolio). The fair value of the Bond Portfolio was $167.2 million above its amortized cost at September 30, 1993 (including net unrealized gains of $91.9 million on the Available for Sale Portfolio). The unrealized losses on the Bond Portfolio at September 30, 1994 principally resulted from increases in prevailing interest rates since September 30, 1993 and the corresponding effect on the Bond Portfolio.

    Approximately $6.65 billion  or 99.6%  of the Bond  Portfolio (at  amortized cost) at September 30, 1994 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1994, approximately $5.66 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $4.20 billion of U.S. government/agency securities and MBSs.

    At September 30, 1994, the Bond Portfolio included $988.2 million (fair value, $946.4 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their September 30, 1994 amortized cost, these bonds accounted for 6.6% of the Company's total assets and 10.3% of invested assets. In addition to its direct investment in non-investment grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $158.5 million at September 30, 1994 (see "Asset-Liability Matching").

    Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at September 30, 1994.

    The table on the following page summarizes the Company's rated bonds by rating classification as of September 30, 1994.

                             SUMMARY OF RATED BONDS
                                 (In thousands)

                                                 ISSUES NOT RATED BY S&P/MOODY'S                                     TOTAL
              ISSUES RATED BY S&P/MOODY'S                       BY NAIC CATEGORY      ------------------------------------
- -----------------------------------------  -----------------------------------------              PERCENT OF
    S&P/(MOODY'S)   AMORTIZED   ESTIMATED           NAIC       AMORTIZED   ESTIMATED   AMORTIZED  INVESTED       ESTIMATED
     CATEGORY (1)        COST  FAIR VALUE   CATEGORY (2)            COST  FAIR VALUE        COST  ASSETS (3)    FAIR VALUE
- -----------------  ----------  ----------  -----------------  ----------  ----------  ----------  ------------  ----------
AAA+ to A-
(Aaa to A3)        $2,990,108  $2,813,760              1      $1,316,944  $1,254,503  $4,307,052       44.88%   $4,068,263
BBB+ to BBB-
(Baa1 to Baa3)        452,624     424,168              2         901,170     877,895   1,353,794       14.11     1,302,063
BB+ to BB-
(Ba1 to Ba3)          116,282     111,011              3         276,931     281,140     393,213        4.10       392,151
B+ to B-
(B1 to B3)            325,737     305,139              4         177,994     162,787     503,731        5.25       467,926
CCC+ to C
(Caa to C)             10,506       9,797              5          42,125      41,500      52,631        0.55        51,297
D                          --          --              6          38,577      35,058      38,577        0.40        35,058
                   ----------  ----------                     ----------  ----------  ----------                ----------
Total rated
issues             $3,895,257  $3,663,875                     $2,753,741  $2,652,883  $6,648,998                $6,316,758
                   ----------  ----------                     ----------  ----------  ----------                ----------
                   ----------  ----------                     ----------  ----------  ----------                ----------

- ------------------------------
(1) S&P rates debt securities in eleven rating categories, from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB-or higher is considered investment grade. Moody's rates debt securities in nine rating categories, from Aaa (the highest) to C (extremely poor prospects of attaining real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the higher of the S&P or Moody's rating if rated by both agencies.

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

(3)  At amortized cost.

    SENIOR SECURED LOANS are included in the Bond Portfolio and their amortized cost aggregated $719.0 million at September 30, 1994. Secured Loans are primarily originated by money center or investment banks or are originated directly by the Company. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At September 30, 1994, Secured Loans consisted of loans to 92 borrowers spanning 26 industries, with no industry concentration constituting more than 8% of these assets.

    While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. The majority of the Company's Secured Loans are not rated by S&P or Moody's. However, 92% of the Secured Loans (at amortized cost) are rated in NAIC categories 1 and 2. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment grade securities, management believes that generally the risk of loss upon default for its Secured Loans is mitigated by their three-year average lives, financial covenants and senior secured positions.

    MORTGAGE LOANS aggregated $1.43 billion at September 30, 1994 and consisted of 666 first mortgage loans with an average loan balance of approximately $2.1 million, collateralized by properties located in 26 states. Approximately 51% of the portfolio was multifamily residential, 21% was retail, 8% was office, 7% was industrial and 13% was other types. At September 30, 1994, approximately 33% of the portfolio was secured by properties located in California and no more than 12% of the portfolio was secured by properties in any other single state. At September 30, 1994, there were no construction, takeout, farm or land loans and there were 22 loans with outstanding balances of $10 million or more, which loans aggregated approximately 25% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At September 30, 1994, approximately 21% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 1997. At September 30, 1994, loans delinquent by more than 90 days totaled $45.9 million and constituted 3.2% of total mortgages. Loans foreclosed upon and transferred to real estate in the balance sheet during fiscal 1994 totaled $6.0 million (0.4% of total mortgages).

    Approximately 44% of the mortgage loans in the portfolio at September 30, 1994 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation and other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk for the industry than have mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans, and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

    At September 30, 1994, mortgage loans having an aggregate carrying value  of
$74.7   million  had  been  restructured.  Of  this  amount,  $0.6  million  was restructured during 1994 and $24.2 million was restructured during 1993.

    ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general competitive conditions within the industry. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

    The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 78% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1994.

    As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. In addition, the Company has designed its portfolio to limit the market discount from book value on the aggregate portfolio that might result from a sharp rise in interest rates. The cash flow obtained from MBSs helps to maintain the anticipated spread, while providing desired liquidity. At September 30, 1994, the weighted average life of the Company's investments was approximately four-and-one-half years and the portfolio had a duration of approximately three-and-three-fourths years.

    As a component of investment strategy, the Company utilizes Swap Agreements to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company generally utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate assets. At September 30, 1994, the Company had 25 outstanding Swap Agreements with an aggregate notional principal amount of $1.23 billion. These agreements mature in various years through 1998 and have an average remaining maturity of 27 months.

    The Company also seeks to provide liquidity, while enhancing its spread income, by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls, Total Return Agreements and by investing in MBSs. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. Total Return Agreements effectively exchange a fixed rate of interest on the notional amount for the coupon income plus or minus the increase or decrease in the market value of specified non-investment grade corporate bonds. MBSs are generally investment grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

    There are risks associated with some of the techniques the Company uses to enhance its spread income and match its assets and liabilities. The primary risk associated with Dollar Rolls, Reverse Repos and Swap Agreements is the risk associated with counterparty nonperformance. In addition, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements hedge variable-rate assets, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of the Swap Agreement would be offset by increased interest income earned on the variable-rate assets. The primary risks associated with Total Return Agreements are the risk of potential loss due to bond market fluctuation and counterparty risk. The Company believes, however, that the counterparties to its Dollar Rolls, Reverse Repos, Swap Agreements and Total Return Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

    INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

    The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. The valuation allowances on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

    DEFAULTED INVESTMENTS, comprising all investments (at amortized cost, net of impairment writedowns) that are in default as to the payment of principal or interest, totaled $56.2 million at September 30, 1994, including $10.3 million of unsecured loans and $45.9 million of mortgage loans. At September 30, 1994, defaulted investments constituted 0.6% of total invested assets at amortized cost and their fair value was equal to their amortized cost. At September 30, 1993, defaulted investments totaled $60.8 million, including $40.7 million of unsecured loans and $20.1 million of mortgage loans. At September 30, 1993, defaulted investments constituted 0.6% of total invested assets at amortized cost and their fair value totaled $56.3 million.

    SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1994, approximately $1.57 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $46.0 million, while approximately $5.10 billion had an aggregate unrealized loss of $367.0 million. In addition, the Company's investment portfolio also currently provides approximately $101.4 million of monthly cash flow from scheduled principal and interest payments.

    Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Reverse Repos on the Company's substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

    In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities and GICs. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening that would be expected in the bond market.

    On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at September 30, 1994, had invested assets with an amortized cost of $972.0 million (fair value, $941.8 million) and outstanding indebtedness of $472.8 million, comprising all of the Company's consolidated senior indebtedness. Additionally, as of September 30, 1994, the Parent had three GICs purchased by local government authorities that aggregated $265.4 million. The GIC agreements provided liquidity to the Company at a lower cost than other sources of liquidity with similar maturities. The Parent's annual debt service with respect to these debt and GIC obligations totals $75.2 million for fiscal 1995, $70.3 million for fiscal 1996, $70.2 million for fiscal 1997, $89.9 million for fiscal 1998, $198.9 million for fiscal 1999 and $909.1 million, in the aggregate, thereafter.

    In addition to the Parent's stand-alone sources of liquidity, at September 30, 1994 there was approximately $57.9 million of dividends available to the Parent from its regulated life insurance subsidiaries. The Parent received dividends of $43.0 million in December 1993, $30.0 million in December 1992 and $25.0 million in December 1991 from Sun Life of America. The Parent also received dividends of $2.4 million in fiscal 1994, $4.7 million in fiscal 1993, $17.1 million in fiscal 1992 and $43.2 million in fiscal 1991 from its other directly-owned subsidiaries.

    The Parent; Sun Life of America; SunAmerica Financial, Inc.; and SunAmerica Asset Management Corp. have sold certain of their interests in various limited partnerships that make tax-advantaged affordable housing investments. As part of the sales transactions, the Parent has guaranteed a minimum defined yield and funding of certain defined operating deficits in return for a fee. A portion of the fees received has been deferred to absorb any required payments with respect to these guarantees. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose. Accordingly, management does not anticipate any material future losses with respect to these guarantees.

    Anchor has undertaken to dispose of $84.5 million (its statutory carrying value) of certain of its real estate located in the Phoenix, Arizona metropolitan area during the next one to three years, either to affiliated or nonaffiliated parties, and the Parent has guaranteed that Anchor will receive its statutory carrying value of these assets. The Parent has pledged certain marketable securities having an amortized cost of $40.3 million at September 30, 1994 to secure this guarantee. This real estate has a consolidated carrying value of approximately $45.5 million at September 30, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

    Additional financial statement schedules are included on pages S-3 through S-8 herein. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The Notice of 1995 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of the Company, which is included in Part I on page 9, and the information regarding indebtedness of management, which is included in Schedule II on Page S-3 herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    Reference is made to the indexes set forth on page F-1 and S-1 of this report.

EXHIBITS

  EXHIBIT
    NO.                                                      DESCRIPTION
- ------------  ---------------------------------------------------------------------------------------------------------
        3(a)  Restated Charter, dated  October 2,  1991, is incorporated  herein by  reference to Exhibit  3(a) to  the
               Company's Form 8, dated and filed October 4, 1991, amending the Company's Annual Report on Form 10-K for the year ended September 30, 1990.
        3(b)  Articles  Supplementary, dated June  24, 1992, which  define the rights  of the holders  of the Company's
               9 1/4% Preferred Stock, Series B, are incorporated herein by reference to Exhibit 3(c) to the  Company's
               1992 Annual Report on Form 10-K, filed November 30, 1992.
        3(c)  Amendment  to the Company's Restated  Articles of Incorporation, dated  February 1, 1993, is incorporated herein by reference to Exhibit 1 to the Company's Form 8-K, filed February 3, 1993.
        3(d)  Articles Supplementary, dated  March 9, 1993,  which define the  rights of the  holders of the  Company's
               Series  D Mandatory Conversion Premium Dividend Preferred Stock, are incorporated herein by reference to
               Exhibit 3(e) to the Company's Registration Statement No. 33-66048 on Form S-4, filed July 22, 1993.
        3(e)  Articles Supplementary, dated August 31,  1993, which define the rights  of the holders of the  Company's
               Adjustable  Rate Cumulative Preferred Stock,  Series C, are incorporated  herein by reference to Exhibit
               3(f) to the Company's 1993 Annual Report on Form 10-K, filed December 16, 1993.
        3(f)  Articles of Merger, dated July 30, 1993, between the Company and SunAmerica Corporation are  incorporated herein by reference to Exhibit 3(g) to the Company's 1993 Annual Report on Form 10-K, filed December 16,
               1993.
        3(g)  Bylaws,  as revised  on October 23,  1987, are incorporated  herein by  reference to Exhibit  3(b) to the
               Company's 1987 Annual Report on Form 10-K, filed February 26, 1988.
        4(a)  Restated Charter. See Exhibit 3(a).
        4(b)  Bylaws, as revised on October 23, 1987. See Exhibit 3(g).
        4(c)  Articles Supplementary, dated June 24, 1992. See Exhibit 3(b).
        4(d)  Articles Supplementary, dated March 9, 1993. See Exhibit 3(d).
        4(e)  Articles Supplementary, dated August 31, 1993. See Exhibit 3(e).
        4(f)  Senior Indenture,  dated as  of December  15, 1991,  between the  Company and  Bank of  America NT  &  SA
               (formerly  Security  Pacific National  Bank), as  Trustee, defining  the  rights of  the holders  of the
               Company's 9% Notes  due January  15, 1995 and  9.95% Debentures  due February 1,  2012, is  incorporated herein by reference to Exhibit No. 4.1 to the Company's Registration Statement No. 33-44084 on Form S-3,
               filed November 20, 1991.
        4(g)  Senior  Debt Indenture, dated as  of April 15, 1993,  between the Company and  the First National Bank of
               Chicago, as Trustee, defining the rights of the holders of the Company's 8 1/8% Debentures due April 28,
               2023 and certain other debt  securities of the Company, is  incorporated herein by reference to  Exhibit
               4(h) to the Company's Annual Report on Form 10-K, filed December 16, 1993.
        4(h)  Tri-Party Agreement, dated as of July 1, 1993, among The First National Bank of Chicago, Bank of America,
               NT  & SA and the Company, appointing The First National  Bank of Chicago as Successor Trustee to Bank of
               America NT & SA for  the Company's 9% Notes  due January 15, 1995 and  9.95% Debentures due February  1,
               2012,  is incorporated herein by reference to Exhibit 4(i)  to the Company's Annual Report on Form 10-K,
               filed December 16, 1993.

  EXHIBIT
    NO.                                                      DESCRIPTION
- ------------  ---------------------------------------------------------------------------------------------------------
       10(a)  Employment Agreement, dated July 30, 1992, between the  Company and Gary W. Krat, is incorporated  herein by reference to Exhibit 10(e) to the Company's 1992 Annual Report on Form 10-K, filed November 30, 1992.
       10(b)  Employment  Agreement, dated July  14, 1992, between the  Company and Michael  L. Fowler, is incorporated herein by reference to Exhibit 10(f)  to the Company's 1992 Annual  Report on Form 10-K, filed  November
               30, 1992.
       10(c)  1988  Employee Stock Plan, is incorporated herein by reference  to Exhibit B to the Company's and Kaufman and Broad Home Corporation's  Notice of and  Joint Proxy Statement for  Special Meeting of  Shareholders
               held on February 21, 1989, filed January 24, 1989.
       10(d)  Amended  and Restated 1978 Employee Stock Option Program, is incorporated herein by reference to Appendix
               A to the Company's Notice of 1987 Annual  Meeting of Shareholder's and Proxy Statement, filed March  24,
               1987.
       10(e)  Executive  Deferred  Compensation  Plan is  incorporated  herein by  reference  to Exhibit  10(l)  to the
               Company's 1985 Annual Report on Form 10-K, filed February 27, 1986.
       10(f)  1987 Restricted Stock Plan is incorporated herein by  reference to Appendix A to the Company's Notice  of
               1988 Annual Meeting of Shareholders and Proxy Statement, filed March 22, 1988.
       10(g)  SunAmerica  Profit Sharing and Retirement  Plan, is incorporated herein by  reference to Exhibit 10(l) to the Company's 1989 Annual Report on Form 10-K, filed December 20, 1989.
       10(h)  Executive Deferred Compensation Plan, dated as of October 1, 1989.
       10(i)  SunAmerica Supplemental  Deferral Plan  is  incorporated herein  by reference  to  Exhibit 10(m)  to  the
               Company's 1989 Annual Report on Form 10-K, filed December 20, 1989.
       10(j)  Long-Term  Performance-Based Incentive  Plan is  incorporated herein  by reference  to Appendix  A to the
               Company's Notice of 1994 Annual Meeting of Shareholders and Proxy Statement, filed December 21, 1993.
       10(k)  $90,000,000 Credit Agreement, dated as of February 1, 1993, among the Company, SunAmerica Corporation and
               SunAmerica Financial, Inc., as Borrowers, and Citibank, N.A., as Agent for the banks named therein.
       10(l)  $60,000,000 Credit Agreement, dated as of February 1, 1993, among the Company, SunAmerica Corporation and
               SunAmerica Financial, Inc., as Borrowers, and Citibank, N.A., as Agent for the banks named therein.
       10(m)  First Amendment  to Credit  Agreement,  dated as  of  January 30,  1994,  among the  Company,  SunAmerica
               Financial, Inc. and Citibank, N.A., amending the Credit Agreement of February 1, 1993.
       10(n)  First  Amendment  to Credit  Agreement,  dated as  of  January 30,  1994,  among the  Company, SunAmerica
               Financial, Inc. and Citibank, N.A., amending the Credit Agreement of February 1, 1993.
       10(o)  Executive Compensation Plans and Arrangements.
       12     Statement re Computations of Ratios.
       21     Subsidiaries of the Company.
       23     Consent of Independent Accountants.
       27     Financial Data Schedule.

REPORTS ON FORM 8-K

    On July 20, 1994, the Company filed a current report on Form 8-K that announced its third quarter 1994 earnings. On November 14, 1994, the Company filed a current report on Form 8-K that announced its fourth quarter 1994 earnings.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SUNAMERICA INC.

Date: November 30, 1994              By:         SCOTT L. ROBINSON
      -----------------------------       --------------------------------
                                                 Scott L. Robinson
                                             SENIOR VICE PRESIDENT AND
                                                     CONTROLLER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                        TITLE                   DATE
- ---------------------------------  -------------------------  ------------------

                                   Chairman, President and
            ELI BROAD               Chief Executive Officer
- ---------------------------------   (Principal Executive      November 30, 1994
            Eli Broad               Officer)

        JAMES R. BELARDI           Senior Vice President and
- ---------------------------------   Treasurer (Principal      November 30, 1994
        James R. Belardi            Financial Officer)

        SCOTT L. ROBINSON          Senior Vice President and
- ---------------------------------   Controller (Principal     November 30, 1994
        Scott L. Robinson           Accounting Officer)

        RONALD J. ARNAULT
- ---------------------------------  Director                   November 30, 1994
        Ronald J. Arnault

      KAREN HASTIE-WILLIAMS
- ---------------------------------  Director                   November 30, 1994
      Karen Hastie-Williams

        DAVID O. MAXWELL
- ---------------------------------  Director                   November 30, 1994
        David O. Maxwell

          BARRY MUNITZ
- ---------------------------------  Director                   November 30, 1994
          Barry Munitz

         LESTER POLLACK
- ---------------------------------  Director                   November 30, 1994
         Lester Pollack

         RICHARD D. ROHR
- ---------------------------------  Director                   November 30, 1994
         Richard D. Rohr

       SANFORD C. SIGOLOFF
- ---------------------------------  Director                   November 30, 1994
       Sanford C. Sigoloff

       HAROLD M. WILLIAMS
- ---------------------------------  Director                   November 30, 1994
       Harold M. Williams

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE(S)
                                                                                              --------------------
Report of Independent Accountants...........................................................          F-2
Consolidated Balance Sheet as of September 30, 1994 and 1993................................          F-3
Consolidated Income Statement for the years ended
 September 30, 1994, 1993 and 1992..........................................................          F-4
Consolidated Statement of Cash Flows for the years ended
 September 30, 1994, 1993 and 1992..........................................................    F-5 through F-6
Notes to Consolidated Financial Statements..................................................    F-7 through F-23

    Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of SunAmerica Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and statement of cash flows present fairly, in all material respects, the financial position of SunAmerica Inc. and its subsidiaries at September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994.

Price Waterhouse LLP
Los Angeles, California
November 9, 1994

                                SUNAMERICA INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                    SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                             1994            1993
                                                                                   --------------  --------------
                                                                                           (IN THOUSANDS)
ASSETS
Investments:
  Cash and short-term investments................................................  $      569,382  $    1,797,796
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at fair value (amortized cost: 1994, $5,599,780,000;
     1993, $4,659,741,000).......................................................       5,270,738       4,751,665
    Held for investment, at amortized cost (fair value: 1994, $1,072,222,000;
     1993, $1,701,362,000).......................................................       1,064,132       1,626,109
  Mortgage loans.................................................................       1,426,924       1,286,436
  Common stocks, at fair value (cost: 1994, $49,336,000; 1993, $21,009,000)......          61,660          57,610
  Kaufman and Broad Home Corporation warrants, at fair value (cost:
   $1,188,000)...................................................................              --          26,538
  Real estate....................................................................         107,053         143,857
  Other invested assets..........................................................         780,501         674,941
                                                                                   --------------  --------------
  Total investments..............................................................       9,280,390      10,364,952
Variable annuity assets..........................................................       4,513,093       4,194,970
Accrued investment income........................................................         105,686         105,895
Deferred acquisition costs.......................................................         581,874         475,917
Other assets.....................................................................         175,182         125,687
                                                                                   --------------  --------------
TOTAL ASSETS.....................................................................  $   14,656,225  $   15,267,421
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts...........................................  $    4,519,623  $    4,934,871
  Reserves for guaranteed investment contracts...................................       2,783,522       2,216,104
  Trust deposits.................................................................         442,320         378,986
  Payable to brokers for purchases of securities.................................         643,734       1,586,923
  Income taxes currently payable.................................................           4,600           9,280
  Other liabilities..............................................................         212,429         231,950
                                                                                   --------------  --------------
  Total reserves, payables and accrued liabilities...............................       8,606,228       9,358,114
                                                                                   --------------  --------------
Variable annuity liabilities.....................................................       4,513,093       4,194,970
                                                                                   --------------  --------------
Senior indebtedness:
  Long-term notes and debentures.................................................         472,835         380,560
  Bank notes.....................................................................              --          15,119
  Collateralized mortgage obligations............................................          28,662         112,032
                                                                                   --------------  --------------
  Total senior indebtedness......................................................         501,497         507,711
                                                                                   --------------  --------------
Deferred income taxes............................................................          74,319          96,599
                                                                                   --------------  --------------
Shareholders' equity:
  Preferred Stock................................................................         374,273         452,273
  Nontransferable Class B Stock..................................................           6,826           6,828
  Common Stock...................................................................          28,977          26,335
  Additional paid-in capital.....................................................         188,667         110,120
  Retained earnings..............................................................         512,571         413,770
  Net unrealized gains (losses) on debt and equity securities available for
   sale..........................................................................        (150,226)        100,701
                                                                                   --------------  --------------
  Total shareholders' equity.....................................................         961,088       1,110,027
                                                                                   --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................  $   14,656,225  $   15,267,421
                                                                                   --------------  --------------
                                                                                   --------------  --------------

SEE ACCOMPANYING NOTES

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                                  1994          1993          1992
                                                                          ------------  ------------  ------------
                                                                                       (IN THOUSANDS,
                                                                              EXCEPT PER COMMON SHARE AMOUNTS)
Investment income.......................................................  $    758,150  $    754,369  $    763,013
                                                                          ------------  ------------  ------------
Interest expense on:
  Fixed annuity contracts...............................................      (254,464)     (308,910)     (362,094)
  Guaranteed investment contracts.......................................      (150,424)     (136,984)     (140,114)
  Trust deposits........................................................        (8,516)       (8,438)       (4,256)
  Senior indebtedness...................................................       (50,292)      (36,246)      (33,224)
  Subordinated notes....................................................            --            --        (3,941)
                                                                          ------------  ------------  ------------
  Total interest expense................................................      (463,696)     (490,578)     (543,629)
                                                                          ------------  ------------  ------------
NET INVESTMENT INCOME...................................................       294,454       263,791       219,384
                                                                          ------------  ------------  ------------
NET REALIZED INVESTMENT LOSSES..........................................       (21,124)      (21,287)      (56,364)
                                                                          ------------  ------------  ------------
Fee income:
  Variable annuity fees.................................................        79,483        67,461        57,666
  Asset management fees.................................................        31,302        32,293        25,269
  Net retained commissions..............................................        28,009        23,658        18,855
  Trust fees............................................................        11,942        10,893        11,041
                                                                          ------------  ------------  ------------
TOTAL FEE INCOME........................................................       150,736       134,305       112,831
                                                                          ------------  ------------  ------------
Other income and expenses:
  Surrender charges.....................................................        10,716         9,766        14,291
  General and administrative expenses...................................      (132,743)     (135,790)     (133,058)
  Provision for future guaranty fund assessments........................            --       (22,000)           --
  Amortization of deferred acquisition costs............................       (66,925)      (51,860)      (48,375)
  Other, net............................................................         4,887         7,086         2,382
                                                                          ------------  ------------  ------------
TOTAL OTHER INCOME AND EXPENSES.........................................      (184,065)     (192,798)     (164,760)
                                                                          ------------  ------------  ------------
PRETAX INCOME...........................................................       240,001       184,011       111,091
Income tax expense......................................................       (74,700)      (57,000)      (34,300)
                                                                          ------------  ------------  ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME
 TAXES..................................................................       165,301       127,011        76,791
Cumulative effect of change in accounting for income taxes..............       (33,500)           --            --
                                                                          ------------  ------------  ------------
NET INCOME..............................................................  $    131,801  $    127,011  $     76,791
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME
   TAXES................................................................  $       3.58  $       2.75  $       1.80
  Cumulative effect of change in accounting for income taxes............          (.81)           --            --
                                                                          ------------  ------------  ------------
  NET INCOME............................................................  $       2.77  $       2.75  $       1.80
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

SEE ACCOMPANYING NOTES

                                SUNAMERICA INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                   -----------------------------------------------
                                                                              1994            1993            1992
                                                                   ---------------  --------------  --------------
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................  $       131,801  $      127,011  $       76,791
  Adjustments to reconcile net income to net cash provided by operating activities:
    Interest credited to:
      Fixed annuity contracts....................................          254,464         308,910         362,094
      Guaranteed investment contracts............................          150,424         136,984         140,114
      Trust deposits.............................................            8,516           8,438           4,256
    Net realized investment losses...............................           21,124          21,287          56,364
    Accretion of net discounts on investments....................           (2,949)        (22,289)        (33,419)
    Provision for deferred income taxes..........................           78,285           8,433         (16,568)
    Cumulative effect of change in accounting for income taxes...           33,500              --              --
  Change in:
    Deferred acquisition costs...................................          (20,357)        (39,708)        (43,931)
    Other assets.................................................              365           8,140          34,472
    Income taxes currently payable...............................          (61,211)         (1,817)          9,754
    Other liabilities............................................          (18,964)         74,165          (4,366)
  Other, net.....................................................            4,330          27,317           6,291
                                                                   ---------------  --------------  --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................          579,328         656,871         591,852
                                                                   ---------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred stocks available for
     sale........................................................       (6,657,431)     (5,332,008)             --
    Other bonds, notes and redeemable preferred stocks...........          (81,975)       (561,372)     (5,566,690)
    Mortgage loans...............................................         (333,384)       (199,106)       (193,335)
    Other investments, excluding short-term investments..........         (549,450)       (342,194)       (575,608)
  Sales of:
    Bonds, notes and redeemable preferred stocks available for
     sale........................................................        4,300,252       4,185,951              --
    Other bonds, notes and redeemable preferred stocks...........           17,027         211,348       4,743,827
    Kaufman and Broad Home Corporation warrants..................           28,618              --          38,770
    Other investments, excluding short-term investments..........          204,024         337,075         305,477
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred stocks available for
     sale........................................................        1,007,680         865,201              --
    Other bonds, notes and redeemable preferred stocks...........          456,252         260,692         791,883
    Mortgage loans...............................................          157,304         173,327         140,055
    Other investments, excluding short-term investments..........          313,307          13,851         184,133
                                                                   ---------------  --------------  --------------
NET CASH USED BY INVESTING ACTIVITIES............................       (1,137,776)       (387,235)       (131,488)
                                                                   ---------------  --------------  --------------

                                SUNAMERICA INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                                                   YEARS ENDED SEPTEMBER 30,
                                                      --------------------------------------
                                                              1994         1993         1992
                                                      ------------  -----------  -----------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders........  $    (50,830) $   (38,760) $   (18,945)
  Premium receipts on:
    Fixed annuity contracts.........................       230,037      223,827      243,715
    Guaranteed investment contracts.................     1,038,699      691,639      930,016
  Receipts of trust deposits........................       319,318      217,058      436,720
  Withdrawal payments on:
    Fixed annuity contracts.........................      (724,547)    (561,291)    (644,516)
    Guaranteed investment contracts.................      (621,706)    (635,567)    (646,045)
    Trust deposits..................................      (264,500)    (213,966)     (73,518)
  Claims and annuity payments on fixed annuity
   contracts........................................      (176,136)    (179,792)    (177,459)
  Net proceeds from issuances of long-term notes and
   debentures.......................................        91,711      153,433      222,828
  Repayments of collateralized mortgage
   obligations......................................       (83,370)     (70,752)     (48,984)
  Net decrease in other senior indebtedness.........       (15,119)     (10,800)     (79,691)
  Redemption of senior subordinated fixed rate
   notes............................................            --           --     (119,886)
  Net proceeds from issuances of Preferred Stock....            --      178,983      210,734
  Net borrowings (repayments) of other short-term
   financings.......................................      (413,523)     262,782      599,581
  Other, net........................................            --           --      (15,616)
                                                      ------------  -----------  -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES....      (669,966)      16,794      818,934
                                                      ------------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
 INVESTMENTS........................................    (1,228,414)     286,430    1,279,298
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF
 PERIOD.............................................     1,797,796    1,511,366      232,068
                                                      ------------  -----------  -----------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD....  $    569,382  $ 1,797,796  $ 1,511,366
                                                      ------------  -----------  -----------
                                                      ------------  -----------  -----------
Supplemental cash flow information:
  Interest paid on indebtedness.....................  $     56,169  $    42,154  $    38,344
                                                      ------------  -----------  -----------
                                                      ------------  -----------  -----------
  Income taxes paid, net of refunds received........  $     57,626  $    34,971  $    36,379
                                                      ------------  -----------  -----------
                                                      ------------  -----------  -----------

SEE ACCOMPANYING NOTES

                                SUNAMERICA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of SunAmerica Inc. (the "Company") and all significant subsidiaries, including Sun Life Insurance Company of America ("Sun Life of America"); Anchor National Life Insurance Company ("Anchor"); First SunAmerica Life Insurance Company; SunAmerica Asset Management Corp.; Royal Alliance Associates, Inc.; Resources Trust Company and SunAmerica Securities, Inc. All significant intercompany transactions have been eliminated. Certain items have been reclassified to conform to the current year's presentation.

    INVESTMENTS. Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of twelve months or less and are considered cash equivalents for purposes of reporting cash flows. Bonds, notes and redeemable preferred stocks available for sale and common stocks, including the Kaufman and Broad Home Corporation warrants (the "KBH Warrants") are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to shareholders' equity. It is management's intent, and the Company has the ability, to hold the remainder of bonds, notes and redeemable preferred stocks until maturity, and therefore, these investments are carried at amortized cost. Bonds, notes and redeemable preferred stocks, whether available for sale or held for investment, are reduced to estimated net realizable value when necessary for declines in value considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependant upon future events. Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Real estate is carried at the lower of cost or fair value. Other invested assets include $593,854,000 of investments in limited partnerships, of which approximately half are accounted for by using the equity method of accounting and the remainder are accounted for by using the cost method. Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. Premiums and discounts on investments are amortized to investment income using the interest method over the contractual lives of the investments.

    INTEREST RATE SWAP AGREEMENTS. The net differential to be paid or received on interest rate swap agreements ("Swap Agreements") entered into to reduce the impact of changes in interest rates is recognized over the lives of the agreements, and such differential is classified as Investment Income in the income statement. All outstanding Swap Agreements are designated as hedges, and, therefore, are not marked to market.

    TOTAL RETURN CORPORATE BOND SWAP AGREEMENTS. Total return corporate bond swap agreements ("Total Return Agreements") have been entered into for investment purposes, and, accordingly, are marked to market with the related gain or loss classified as Investment Income in the income statement.

    DEFERRED ACQUISITION COSTS. Policy acquisition costs are deferred and amortized, with interest, over the estimated lives of the contracts in relation to the present value of estimated gross profits, which are composed of net interest income, net realized investment gains and losses, surrender charges and direct administrative expenses. Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

    As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholders' equity. At September 30, 1994, Deferred Acquisition Costs have been increased by $85,600,000 for this adjustment.

    VARIABLE ANNUITY ASSETS AND LIABILITIES. The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

    GOODWILL.   Goodwill,  amounting to  $27,932,000 at  September 30,  1994, is amortized by using the straight-line method over a period averaging 25 years and is included in Other Assets in the balance sheet.

    CONTRACTHOLDER RESERVES. Contractholder reserves for fixed annuity contracts and guaranteed investment contracts are accounted for as investment-type contracts in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and are recorded at accumulated value (premiums received, plus accrued interest, less withdrawals and assessed fees).

    INCOME PER COMMON SHARE. The calculation of net income per common share is based on the weighted average number of shares of Common Stock and
Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each year after deduction for preferred stock dividend requirements other than for those paid on convertible issues. The calculation of the weighted average number of shares of Common Stock outstanding includes the effect of common stock equivalents arising from the October 1991 and March 1993 issuances of convertible preferred stock (see Note 6 -- Shareholders' Equity) and the Company's various employee stock option programs. Weighted average shares outstanding totaled 41,610,000 in 1994, 40,255,000 in 1993 and 38,342,000
in 1992. Preferred stock dividend requirements other than for those paid on convertible issues totaled $16,420,000 in 1994, $16,474,000 in 1993 and $7,879,000 in 1992.

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- INVESTMENTS
    The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:

                                                                                                         ESTIMATED
                                                                                          AMORTIZED           FAIR
                                                                                               COST          VALUE
                                                                                      -------------  -------------
                                                                                             (IN THOUSANDS)
AT SEPTEMBER 30, 1994:
AVAILABLE FOR SALE:
  Securities of the United States Government........................................  $     419,489  $     414,592
  Mortgage-backed securities........................................................      3,528,761      3,268,199
  Securities of public utilities....................................................         21,126         20,302
  Corporate bonds and notes.........................................................      1,450,882      1,384,622
  Redeemable preferred stocks.......................................................         24,489         26,202
  Other debt securities.............................................................        155,033        156,821
                                                                                      -------------  -------------
  Total available for sale..........................................................  $   5,599,780  $   5,270,738
                                                                                      -------------  -------------
                                                                                      -------------  -------------
HELD FOR INVESTMENT:
  Securities of the United States Government........................................  $      78,988  $      75,322
  Mortgage-backed securities........................................................        223,022        221,622
  Securities of public utilities....................................................         14,485         14,420
  Corporate bonds and notes.........................................................        717,286        730,507
  Other debt securities.............................................................         30,351         30,351
                                                                                      -------------  -------------
  Total held for investment.........................................................  $   1,064,132  $   1,072,222
                                                                                      -------------  -------------
                                                                                      -------------  -------------
AT SEPTEMBER 30, 1993:
AVAILABLE FOR SALE:
  Securities of the United States Government........................................  $      58,200  $      59,457
  Mortgage-backed securities........................................................      3,234,615      3,279,085
  Securities of public utilities....................................................         29,093         30,408
  Corporate bonds and notes.........................................................      1,114,168      1,152,099
  Redeemable preferred stocks.......................................................         18,995         25,946
  Other debt securities.............................................................        204,670        204,670
                                                                                      -------------  -------------
  Total available for sale..........................................................  $   4,659,741  $   4,751,665
                                                                                      -------------  -------------
                                                                                      -------------  -------------
HELD FOR INVESTMENT:
  Securities of the United States Government........................................  $     334,492  $     361,177
  Mortgage-backed securities........................................................        318,710        305,571
  Corporate bonds and notes.........................................................        942,756      1,004,463
  Other debt securities.............................................................         30,151         30,151
                                                                                      -------------  -------------
  Total held for investment.........................................................  $   1,626,109  $   1,701,362
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- INVESTMENTS (CONTINUED)
    The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale and held for investment by contractual maturity follow:

                                                                                                         ESTIMATED
                                                                                          AMORTIZED           FAIR
                                                                                               COST          VALUE
                                                                                      -------------  -------------
                                                                                             (IN THOUSANDS)
AT SEPTEMBER 30, 1994:
AVAILABLE FOR SALE:
  Due in one year or less...........................................................  $      36,483  $      32,863
  Due after one year through five years.............................................        706,648        697,805
  Due after five years through ten years............................................        884,668        837,871
  Due after ten years...............................................................        443,220        434,000
  Mortgage-backed securities........................................................      3,528,761      3,268,199
                                                                                      -------------  -------------
  Total available for sale..........................................................  $   5,599,780  $   5,270,738
                                                                                      -------------  -------------
                                                                                      -------------  -------------
HELD FOR INVESTMENT:
  Due in one year or less...........................................................  $     103,983  $     104,221
  Due after one year through five years.............................................        271,660        271,086
  Due after five years through ten years............................................        278,178        285,306
  Due after ten years...............................................................        187,289        189,987
  Mortgage-backed securities........................................................        223,022        221,622
                                                                                      -------------  -------------
  Total held for investment.........................................................  $   1,064,132  $   1,072,222
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- INVESTMENTS (CONTINUED)
    Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:

                                                                                               GROSS         GROSS
                                                                                          UNREALIZED    UNREALIZED
                                                                                               GAINS        LOSSES
                                                                                         -----------  ------------
                                                                                              (IN THOUSANDS)
AT SEPTEMBER 30, 1994:
AVAILABLE FOR SALE:
  Securities of the United States Government...........................................  $     3,142  $     (8,039)
  Mortgage-backed securities...........................................................       13,171      (273,733)
  Securities of public utilities.......................................................           28          (852)
  Corporate bonds and notes............................................................        6,579       (72,839)
  Redeemable preferred stocks..........................................................        1,854          (141)
  Other debt securities................................................................        2,129          (341)
                                                                                         -----------  ------------
  Total available for sale.............................................................  $    26,903  $   (355,945)
                                                                                         -----------  ------------
                                                                                         -----------  ------------
HELD FOR INVESTMENT:
  Securities of the United States Government...........................................  $       196  $     (3,862)
  Mortgage-backed securities...........................................................        2,070        (3,470)
  Securities of public utilities.......................................................           --           (65)
  Corporate bonds and notes............................................................       16,858        (3,637)
                                                                                         -----------  ------------
  Total held for investment............................................................  $    19,124  $    (11,034)
                                                                                         -----------  ------------
                                                                                         -----------  ------------
AT SEPTEMBER 30, 1993:
AVAILABLE FOR SALE:
  Securities of the United States Government...........................................  $     1,257  $         --
  Mortgage-backed securities...........................................................       59,638       (15,168)
  Securities of public utilities.......................................................        1,315            --
  Corporate bonds and notes............................................................       43,884        (5,953)
  Redeemable preferred stocks..........................................................        6,951            --
                                                                                         -----------  ------------
  Total available for sale.............................................................  $   113,045  $    (21,121)
                                                                                         -----------  ------------
                                                                                         -----------  ------------
HELD FOR INVESTMENT:
  Securities of the United States Government...........................................  $    26,685  $         --
  Mortgage-backed securities...........................................................        2,351       (15,490)
  Corporate bonds and notes............................................................       70,133        (8,426)
                                                                                         -----------  ------------
  Total held for investment............................................................  $    99,169  $    (23,916)
                                                                                         -----------  ------------
                                                                                         -----------  ------------

    At September 30, 1994, gross unrealized gains on equity securities aggregated $22,619,000 and gross unrealized losses aggregated $10,295,000. At September 30, 1993, gross unrealized gains on equity securities aggregated $65,274,000 (including $25,350,000 on the KBH Warrants) and gross unrealized losses aggregated $3,323,000.

    During 1994, the Company sold the remaining KBH Warrants to purchase 2,377,000 shares of the special common stock of Kaufman and Broad Home
Corporation (the "KBH Special Common Stock") for net sales proceeds of $28,618,000, and recorded a gain of $17,830,000, net of a provision for income taxes of $9,600,000. During 1992, the Company sold KBH Warrants to purchase 5,123,000 shares of KBH Special Common Stock for net sales proceeds of $57,470,000, and recorded a gain of $36,208,000, net of a provision for income taxes of $18,700,000. In accordance with the method used to account for

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- INVESTMENTS (CONTINUED)
the 1989 distribution of substantially all of the common stock of Kaufman and Broad Home Corporation then owned by the Company to holders of the Company's Common Stock, the Company credited these net gains directly to Retained Earnings. Therefore, there was no impact on net income as a result of these sales.

    Gross realized investment gains and losses on sales of all types of investments are as follows:

                                                                                        YEARS ENDED SEPTEMBER 30,
                                                                           --------------------------------------
                                                                                 1994          1993          1992
                                                                           ----------  ------------  ------------
                                                                                       (IN THOUSANDS)
BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:
  Available for sale:
    Realized gains.......................................................  $   44,124  $    117,488  $         --
    Realized losses......................................................     (69,317)      (34,377)           --
  Other:
    Realized gains.......................................................      10,571        11,031       180,601
    Realized losses......................................................     (10,008)      (24,994)     (127,725)
EQUITIES:
  Realized gains.........................................................      23,120        20,177         1,087
  Realized losses........................................................        (496)       (4,232)       (1,311)
OTHER INVESTMENTS:
  Realized gains.........................................................      41,720        30,456        12,862
  Realized losses........................................................      (4,950)      (22,592)       (2,148)
IMPAIRMENT WRITEDOWNS....................................................     (55,888)     (114,244)     (119,730)
                                                                           ----------  ------------  ------------
Total net realized investment losses.....................................  $  (21,124) $    (21,287) $    (56,364)
                                                                           ----------  ------------  ------------
                                                                           ----------  ------------  ------------

    The sources and related amounts of investment income are as follows:

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                             -------------------------------------
                                                                                    1994         1993         1992
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
Short-term investments.....................................................  $    30,900  $    33,593  $    16,970
Bonds, notes and redeemable preferred stocks...............................      518,215      515,995      529,070
Mortgage loans.............................................................      132,297      132,069      145,059
Common stocks..............................................................           61           35          132
Real estate................................................................          865         (314)      (1,690)
Equity-method limited partnerships.........................................       37,205       21,579       28,659
Cost-method limited partnerships...........................................       20,948       22,683       15,943
Other invested assets......................................................       17,659       28,729       28,870
                                                                             -----------  -----------  -----------
Total investment income....................................................  $   758,150  $   754,369  $   763,013
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    Expenses incurred to manage the investment portfolio amounted to $16,751,000 for the year ended September 30, 1994; $16,443,000 for the year ended September 30, 1993 and $16,344,000 for the year ended September 30, 1992; and are included in General and Administrative Expenses in the income statement.

    At September 30, 1994 and 1993, Other Invested Assets include $593,854,000 and $501,328,000, respectively, of investments in limited partnerships. The Company's limited partnership interests primarily include (i) partnerships that have purchased mortgage loans or other real estate-related

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- INVESTMENTS (CONTINUED)
assets  from the Resolution  Trust Corporation or  other financial institutions,
(ii)  partnerships  that  invest  largely   in  equity  securities,  and   (iii)
partnerships that make tax-advantaged investments in affordable housing.

    Investments in unconsolidated limited partnerships accounted for by using the equity method of accounting totaled $268,102,000 at September 30, 1994. At that date, total combined assets of these partnerships were $447,182,000
(including $442,322,000 of investments) and total combined liabilities were $172,451,000 (including $143,476,000 of nonrecourse notes payable to banks). For the year then ended, total combined revenues and expenses of such partnerships were $131,975,000 and $85,813,000, respectively, resulting in $46,162,000 of total combined pretax income.

    Investments in unconsolidated limited partnerships accounted for by using the equity method of accounting totaled $321,584,000 at September 30, 1993. At that date, total combined assets of these partnerships were $497,067,000
(including $480,517,000 of investments) and total combined liabilities were $173,104,000 (including $158,595,000 of nonrecourse notes payable to banks). For the year then ended, total combined revenues and expenses of such partnerships were $94,213,000 and $71,431,000, respectively, resulting in $22,782,000 of total combined pretax income.

    At September 30, 1994, no investment exceeded 10% of the Company's consolidated shareholders' equity.

    At September 30, 1994, mortgage loans were collateralized by properties located in 26 states, with loans totaling approximately 33% of the aggregate carrying value of the portfolio secured by properties located in California.

    At September 30, 1994, bonds, notes and redeemable preferred stocks included $988,152,000 (at amortized cost, with fair value of $946,432,000) of investments not rated investment grade by either Standard & Poor's Corporation, Moody's
Investors Service or under National Association of Insurance Commissioners' guidelines. The Company had no material concentrations of non-investment grade assets at September 30, 1994.

    At September 30, 1994, the amortized cost (and fair value) of investments in default as to the payment of principal or interest was $56,222,000, consisting of $10,271,000 of unsecured non-investment grade bonds and $45,951,000 of mortgage loans.

    The Company has entered into various Swap Agreements with major brokerage firms and money center banks to reduce the impact of changes in interest rates on certain floating-rate investments. At September 30, 1994, the Company had 25 outstanding Swap Agreements with an aggregate notional principal amount of $1,228,746,000. The Swap Agreements effectively convert certain variable-rate corporate bonds and notes and variable-rate mortgage loans into fixed-rate instruments. These Swap Agreements mature in various years through 1998 and have an average remaining maturity of approximately 27 months. The Company is exposed to potential credit loss in the event of nonperformance by the investment grade-rated counterparties only with respect to the net differential payments. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged. Related net interest receivable of $10,675,000 and $21,664,000 at September 30, 1994 and 1993, respectively, is included in Accrued Investment Income in the balance sheet.

    For investment purposes, the Company also has entered into various Total Return Agreements with an aggregate notional principal amount of $158,492,000 (the "Notional Amount") at September 30, 1994. The Total Return Agreements effectively exchange a fixed rate of interest (the "Payment Amount") on the Notional Amount for the coupon income plus or minus the increase or decrease in the market value (the "Total Return") of specified non-investment grade corporate bonds

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- INVESTMENTS (CONTINUED)
(the "Bonds"). The Total Return Agreements mature in November 1994; however, the Company intends to enter into other similar agreements. The Company is exposed to potential loss due to bond market fluctuations equal to the Payment Amount plus any reduction in the aggregate market value of the Bonds below the Notional Amount. The Company is also exposed to potential credit loss in the event of nonperformance by the investment grade-rated counterparty with respect to any increase in the aggregate market value of the Bonds above the Notional Amount. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged. Related income of $1,306,000, $14,574,000 and $12,330,000 for the years ended September 30, 1994, 1993 and 1992, respectively, is included in Investment Income in the income statement.

    Mortgage-backed securities with an amortized cost of $172,788,000 at September 30, 1994 are pledged to secure outstanding collateralized mortgage obligations (see Note 4 -- Indebtedness).

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
    The following estimated fair value disclosures are limited to the reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including its other invested assets, equity investments and real estate investments) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Selling expenses and potential taxes are not included. The estimated fair value amounts were determined using available market information, current pricing information and various valuation methodologies. If quoted market prices were not readily available for a financial instrument, management determined an estimated fair value. Accordingly, the estimates may not be indicative of the amounts the financial instruments could be exchanged for in a current or future market transaction.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        CASH AND SHORT-TERM INVESTMENTS: Carrying value is considered to be a reasonable estimate of fair value.

        BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information. Fair values include the market value, determined from independent broker quotes, of Swap Agreements that hedge certain variable-rate bonds and notes.

        MORTGAGE LOANS: Fair values are primarily determined by discounting future cash flows to the present at current market rates, using expected prepayment rates. Fair values include the market value, determined from independent broker quotes, of Swap Agreements that hedge certain variable-rate mortgage loans.

        VARIABLE  ANNUITY ASSETS:   Variable annuity  assets are  carried at the
    market value of the underlying securities.

        RESERVES FOR FIXED ANNUITY CONTRACTS: Deferred annuity contracts and single premium life contracts are assigned fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
        RESERVES FOR GUARANTEED INVESTMENT CONTRACTS: Fair value is based on the present value of future cash flows at current pricing rates.

        TRUST DEPOSITS:    Trust deposits  are  carried  at the  fair  value  of
    deposits payable upon demand.

        PAYABLE  TO  BROKERS  FOR  PURCHASES OF  SECURITIES:    Such obligations
    represent net transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.

        VARIABLE ANNUITY LIABILITIES: Fair value of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.

        LONG-TERM NOTES AND DEBENTURES:   Fair value is  estimated based on  the
    quoted market prices for the same or similar issues and is net of the estimated fair market value of a hedging Swap Agreement.

        BANK NOTES AND  COLLATERALIZED MORTGAGE OBLIGATIONS:   Such  obligations
    are variable-rate obligations for which the fair value approximates the carrying value.

    The estimated fair values of the Company's financial instruments at September 30, 1994 and 1993, compared with their respective carrying values are as follows:

                                                                                    CARRYING VALUE     FAIR VALUE
                                                                                    --------------  -------------
                                                                                           (IN THOUSANDS)
1994:
ASSETS:
  Cash and short-term investments.................................................       $ 569,382  $     569,382
  Bonds, notes and redeemable preferred stocks....................................       6,334,870      6,342,960
  Mortgage loans..................................................................       1,426,924      1,404,562
  Variable annuity assets.........................................................       4,513,093      4,513,093
LIABILITIES:
  Reserves for fixed annuity contracts............................................       4,519,623      4,415,386
  Reserves for guaranteed investment contracts....................................       2,783,522      2,480,086
  Trust deposits..................................................................         442,320        442,320
  Payable to brokers for purchases of securities..................................         643,734        643,734
  Variable annuity liabilities....................................................       4,513,093      4,361,220
  Long-term notes and debentures..................................................         472,835        458,692
  Collateralized mortgage obligations.............................................          28,662         28,662
                                                                                    --------------  -------------
                                                                                    --------------  -------------
1993:
ASSETS:
  Cash and short-term investments.................................................      $1,797,796  $   1,797,796
  Bonds, notes and redeemable preferred stocks....................................       6,377,774      6,453,027
  Mortgage loans..................................................................       1,286,436      1,355,773
  Variable annuity assets.........................................................       4,194,970      4,194,970
LIABILITIES:
  Reserves for fixed annuity contracts............................................       4,932,750      4,815,529
  Reserves for guaranteed investment contracts....................................       2,216,104      2,454,677
  Trust deposits..................................................................         378,986        378,986
  Payable to brokers for purchases of securities..................................       1,586,923      1,586,923
  Variable annuity liabilities....................................................       4,194,970      4,053,182
  Long-term notes and debentures..................................................         380,560        432,025
  Bank notes and collateralized mortgage obligations..............................         127,151        127,151
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- INDEBTEDNESS
    Indebtedness consists of the following  (interest rates are as of  September
30):

                                                                                                     SEPTEMBER 30,
                                                                                          ------------------------
                                                                                                 1994         1993
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
LONG-TERM NOTES AND DEBENTURES:
  Medium-term notes due 1998 through 2005 (5 3/8% to 6 3/4% in 1994 and 6% to 6 3/4% in
   1993)................................................................................  $   147,835  $    55,560
  8 1/8% debentures due April 28, 2023..................................................      100,000      100,000
  9.95% debentures due February 1, 2012.................................................      100,000      100,000
  9% notes due January 15, 1999.........................................................      125,000      125,000
                                                                                          -----------  -----------
  Total long-term notes and debentures..................................................      472,835      380,560
                                                                                          -----------  -----------
BANK NOTES:
  Borrowings under a term loan agreement repaid in 1994 (4 1/4% in 1993)................           --       15,119
                                                                                          -----------  -----------
  Total bank notes......................................................................           --       15,119
                                                                                          -----------  -----------
COLLATERALIZED MORTGAGE OBLIGATIONS redeemable in 1995 (5 5/8% in 1994 and 4% in
 1993)..................................................................................       28,662      112,032
                                                                                          -----------  -----------
Total indebtedness......................................................................  $   501,497  $   507,711
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    At September 30, 1994, the Company had approximately $52,165,000 of securities available under shelf registration statements that could be issued as medium-term notes or other forms of debt securities.

    Short-term borrowings, which include short-term bank notes, reverse repurchase agreements and borrowings under a commercial paper program, averaged $224,169,000 at a weighted average interest rate of 4 1/8% during 1994 and $97,914,000 at a weighted average interest rate of 3 3/8% during 1993. The highest level of short-term borrowings at any month-end was $395,745,000 at 4 1/2% during 1994 and $192,932,000 at 3 1/4% during 1993. There were no short-term borrowings outstanding at September 30, 1994.

    Principal payments on long-term borrowings are due as follows: 1995, $28,662,000; 1998, $20,000,000; 1999, $17,775,000; and thereafter, $435,060,000.

NOTE 5 -- CONTINGENT LIABILITIES
    The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

    In 1989, the Company sold, through a 100% coinsurance transaction, Sun Life of America's General Agency Division. With respect to the coinsurance transaction, Sun Life of America could become liable for in-force amounts ceded if the coinsurer were to become unable to meet the obligations assumed under the coinsurance agreement. In-force amounts ceded approximate $1,463,846,000 at September 30, 1994. As part of the transaction, assets substantially equal to the policyholder reserves assumed by the coinsurer are held in trust to secure the obligations of the coinsurer.

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- SHAREHOLDERS' EQUITY
    On January 29, 1993, the Company's shareholders approved an increase in the number of authorized shares of the Company's Preferred Stock to 20,000,000 shares from 7,000,000 shares. On March 10, 1993, the Company issued 5,002,500 $2.78 Depositary Shares (the "Series D Depositary Shares"), each representing one-fiftieth of a share of Series D Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $37 per share. On March 1, 1996, each of the outstanding Series D Depositary Shares will convert into one share of Common Stock and the Company may redeem these shares prior to such date, in whole or in part, at a price per share initially equal to $57.45, declining by $.007003 on each day following the date of issue to $50.37 on January 1, 1996, and equal to $49.95 thereafter. The call price is payable in shares of Common Stock having an aggregate current market price equal to such call price, plus an amount in cash equal to all accrued and unpaid dividends.

    In 1992, the Company issued 5,620,000 shares of 9 1/4% Preferred Stock, Series B (the "Series B Preferred Shares"), with a liquidation preference of $25.00 per share. On or after June 15, 1997, the Company may redeem the Series B Preferred Shares, in whole or in part, at a price per share of $25.00, plus accrued and unpaid dividends.

    On October 21, 1991, the Company issued 6,000,000 $1.11 Depositary Shares (the "Series A Depositary Shares"), each representing ownership of one-fifth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $13 per share. On August 16, 1994, the Company redeemed all of the Series A Depositary Shares for a call price equal to $17.55 per share plus accrued and unpaid dividends of approximately $.096 per share. The call price was paid with 2,476,000 shares of Common Stock of the Company.

    On January 21, 1986, the Company's subsidiary, SunAmerica Corporation, issued 750,000 shares of Adjustable Rate Cumulative Preferred Stock, Series A, with a liquidation preference of $100 per share. On August 31, 1993, as part of the merger of SunAmerica Corporation into the Company, the Company canceled all of the 486,800 outstanding shares and converted each of them into one share of SunAmerica Adjustable Rate Cumulative Preferred Stock, Series C (the "Series C Preferred Shares"), with a liquidation preference of $100 per share. The Series C Preferred Shares are redeemable at the option of the Company. The quarterly dividend rate is 50 basis points below the higher of three defined treasury rate indexes. However, the dividend rate may not be less than 7% per annum nor greater than 13 1/2% per annum. On September 1, 1994, the dividend rate was 7.1%.

    All preferred shares of the Company rank on a parity with each other and rank senior to Common Stock and Nontransferable Class B Stock of the Company as to payment of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company.

    The Company is authorized to issue 50,000,000 shares of its $1.00 par value Common Stock and is authorized to repurchase 4,000,000 shares of such stock. At September 30, 1994, 28,977,000 shares are outstanding; at September 30, 1993, 26,335,000 shares are outstanding; and at September 30, 1992, 25,179,000 shares are outstanding.

    The Company is authorized to issue 15,000,000 shares of its $1.00 par value Nontransferable Class B Stock. Holders of this stock have rights identical to those of the Company's common stockholders except that they have ten votes per share and are entitled to only 90% of any cash dividend paid on the Common Stock. This stock is convertible at any time into shares of Common Stock. At September 30, 1994, 6,826,000 shares are outstanding; at September 30, 1993, 6,828,000 shares are outstanding; and at September 30, 1992, 6,834,000 shares are outstanding.

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- SHAREHOLDERS' EQUITY (CONTINUED)
    Changes in shareholders' equity are as follows:

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                            --------------------------------------
                                                                                    1994         1993         1992
                                                                            ------------  -----------  -----------
                                                                                        (IN THOUSANDS)
PREFERRED STOCK:
Beginning balance.........................................................  $    452,273  $   267,180  $    64,900
Redemption of 6,000,000 Series A Depositary Shares........................       (78,000)          --           --
Issuance of 5,002,500 Series D Depositary Shares..........................            --      185,093           --
Issuance of 5,620,000 Series B Preferred Shares...........................            --           --      140,500
Issuance of 6,000,000 Series A Depositary Shares..........................            --           --       78,000
Repurchase of 162,200 Series C Preferred Shares...........................            --           --      (16,220)
                                                                            ------------  -----------  -----------
Ending balance............................................................  $    374,273  $   452,273  $   267,180
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------
NONTRANSFERABLE CLASS B STOCK:
Beginning balance.........................................................  $      6,828  $     6,834  $     6,835
Conversion of 2,000; 6,500; and 700 shares to Common Stock................            (2)          (6)          (1)
                                                                            ------------  -----------  -----------
Ending balance............................................................  $      6,826  $     6,828  $     6,834
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------
COMMON STOCK:
Beginning balance.........................................................  $     26,335  $    25,179  $    24,619
Issuance of 2,476,000 shares to redeem the Series A Depositary Shares.....         2,476           --           --
Conversion of Nontransferable Class B Stock to 2,000; 6,500; and 700
 shares...................................................................             2            6            1
Stock options and other employee benefit plans............................           164        1,150          559
                                                                            ------------  -----------  -----------
Ending balance............................................................  $     28,977  $    26,335  $    25,179
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------
ADDITIONAL PAID-IN CAPITAL:
Beginning balance.........................................................  $    110,120  $    97,295  $   100,079
Excess of redemption value of 6,000,000 Series A Depositary Shares over
 par value of 2,476,000 shares of Common Stock issued.....................        75,524           --           --
Cost of issuance of 5,002,500 Series D Depositary Shares..................            --       (6,110)          --
Cost of issuance of 5,620,000 Series B Preferred Shares...................            --           --       (4,826)
Cost of issuance of 6,000,000 Series A Depositary Shares..................            --           --       (2,940)
Excess of redemption value of the repurchase of 162,200 Series C Preferred
 Shares over cost.........................................................            --           --        1,054
Stock options and other employee benefit plans............................         3,023       18,935        3,928
                                                                            ------------  -----------  -----------
Ending balance............................................................  $    188,667  $   110,120  $    97,295
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                            --------------------------------------
                                                                                    1994         1993         1992
                                                                            ------------  -----------  -----------
                                                                                        (IN THOUSANDS)
RETAINED EARNINGS:
Beginning balance.........................................................  $    413,770  $   325,227  $   230,708
Net income................................................................       131,801      127,011       76,791
Dividends on:
  Preferred Stock.........................................................       (37,556)     (29,456)     (12,258)
  Nontransferable Class B Stock...........................................        (2,458)      (1,721)      (1,230)
  Common Stock............................................................       (10,816)      (7,291)      (4,992)
Gain on sale of KBH Warrants, net of income taxes of $9,600,000 and
 $18,700,000..............................................................        17,830           --       36,208
                                                                            ------------  -----------  -----------
Ending balance............................................................  $    512,571  $   413,770  $   325,227
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------
NET UNREALIZED INVESTMENT GAINS (LOSSES):
Beginning balance.........................................................  $    100,701  $     8,353  $    22,768
Change in net unrealized gains (losses) on debt securities available for
 sale.....................................................................      (420,966)      91,924           --
Change in net unrealized losses on equity securities available for sale...       (49,627)      47,830      (21,912)
Adjustment to deferred acquisition costs..................................        85,600           --           --
Tax effects of net changes................................................       134,066      (47,406)       7,497
                                                                            ------------  -----------  -----------
Ending balance............................................................  $   (150,226) $   100,701  $     8,353
                                                                            ------------  -----------  -----------
                                                                            ------------  -----------  -----------

    Dividends that the Company may receive from its life insurance subsidiaries in any year without prior approval of the California, Arizona or New York insurance commissioners are limited by statute. At September 30, 1994, restricted net assets of these consolidated life insurance subsidiaries totaled approximately $699,520,000, of which approximately $57,864,000 is available for dividends for the remainder of calendar year 1994.

    The combined statutory equity of the Company's three life insurance subsidiaries totaled $679,559,000 at September 30, 1994; $578,643,000 at December 31, 1993 and $430,901,000 at December 31, 1992. The combined statutory net income of these subsidiaries totaled $121,001,000 for the nine months ended September 30, 1994; $192,466,000 for the year ended December 31, 1993; and $45,634,000 for the year ended December 31, 1992.

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES
    The components of the provisions for income taxes on pretax income consist of the following:

                                                                                   FEDERAL      STATE       TOTAL
                                                                                ----------  ---------  ----------
                                                                                         (IN THOUSANDS)
1994:
Currently payable.............................................................  $   (4,840) $   1,255  $   (3,585)
Deferred......................................................................      80,029     (1,744)     78,285
                                                                                ----------  ---------  ----------
Total income tax expense......................................................  $   75,189  $    (489) $   74,700
                                                                                ----------  ---------  ----------
                                                                                ----------  ---------  ----------
1993:
Currently payable.............................................................  $   44,049  $   4,518  $   48,567
Deferred......................................................................       9,462     (1,029)      8,433
                                                                                ----------  ---------  ----------
Total income tax expense......................................................  $   53,511  $   3,489  $   57,000
                                                                                ----------  ---------  ----------
                                                                                ----------  ---------  ----------
1992:
Currently payable.............................................................  $   47,227  $   3,641  $   50,868
Deferred......................................................................     (19,516)     2,948     (16,568)
                                                                                ----------  ---------  ----------
Total income tax expense......................................................  $   27,711  $   6,589  $   34,300
                                                                                ----------  ---------  ----------
                                                                                ----------  ---------  ----------

    Income taxes computed at the United States federal income tax rate of 35% for 1994, 34.75% for 1993 and 34% for 1992 and income taxes provided differ as follows:

                                                                                       YEARS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                      1994       1993       1992
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
Amount computed at statutory rate..............................................  $  84,000  $  63,944  $  37,771
Increases (decreases) resulting from:
  Affordable housing tax credits...............................................     (9,619)    (7,484)    (6,722)
  State income taxes, net of federal tax benefit...............................       (317)     1,589      4,348
  Other, net...................................................................        636     (1,049)    (1,097)
                                                                                 ---------  ---------  ---------
Total income tax expense.......................................................  $  74,700  $  57,000  $  34,300
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the cumulative effect of this change in accounting for income taxes was recorded during the quarter ended December 31, 1993 to increase the liability for Deferred Income Taxes by $33,500,000. Also in accordance with the new pronouncement, the Company reclassified deferred tax liabilities associated with unrealized gains on certain debt and equity securities credited directly to shareholders' equity, which liabilities previously had been netted against the carrying values of the related securities, to the liability for Deferred Income Taxes, increasing that liability by $53,174,000 at September 30, 1993. Also as part of this accounting change, the Company reclassified $2,121,000 of certain deferred tax benefits to the liability for Deferred Income Taxes at September 30, 1993 that were previously netted against Reserves for Fixed Annuity Contracts.

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes are as follows:

                                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                                             1994           1993
                                                                                     -------------  -------------
                                                                                            (IN THOUSANDS)
DEFERRED TAX LIABILITIES:
  Investments......................................................................   $   102,175    $    39,734
  Deferred acquisition costs.......................................................       159,471        149,598
  State income taxes...............................................................         3,978          3,854
  Deferred income..................................................................         3,327          4,714
  Net unrealized gains on certain debt and equity securities.......................            --         53,174
                                                                                     -------------  -------------
  Total deferred tax liabilities...................................................       268,951        251,074
                                                                                     -------------  -------------
DEFERRED TAX ASSETS:
  Contractholder reserves..........................................................       (97,944)       (94,211)
  Guaranty fund assessments........................................................        (5,144)        (7,700)
  Deferred expenses................................................................       (10,653)       (19,064)
  Net unrealized losses on certain debt and equity securities......................       (80,891)            --
                                                                                     -------------  -------------
  Total deferred tax assets........................................................      (194,632 )     (120,975 )
                                                                                     -------------  -------------
Net deferred tax liability (pro forma at September 30, 1993).......................        74,319        130,099
Cumulative effect of change in accounting for income taxes recorded in the first
 quarter of 1994...................................................................            --        (33,500 )
                                                                                     -------------  -------------
Deferred income taxes, per balance sheet...........................................  $     74,319   $     96,599
                                                                                     -------------  -------------
                                                                                     -------------  -------------

NOTE 8 -- EMPLOYEE BENEFIT PLANS
    Benefits are provided to most employees of the Company under a deferred profit sharing plan. The aggregate cost of this plan was $1,529,000 in 1994, $2,509,000 in 1993 and $1,581,000 in 1992.

    Under the Company's 1988 Employee Stock Plan (the "1988 Plan"), options to purchase 1,687,567 shares at prices ranging from $3.88 to $45.06 are outstanding and 1,331,567 shares are reserved at September 30, 1994 for future grants.

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- QUARTERLY FINANCIAL DATA (UNAUDITED)
    Quarterly financial data for the years ended September 30, 1994 and 1993 follow:

                                                                      FIRST      SECOND       THIRD      FOURTH
                                                                 ----------  ----------  ----------  ----------
                                                                     (IN THOUSANDS, EXCEPT PER COMMON SHARE
                                                                                    AMOUNTS)
1994:
Net investment income..........................................  $   70,714  $   70,736  $   74,241  $   78,763
Net realized investment losses.................................      (5,367)     (5,887)     (5,312)     (4,558)
Fee income.....................................................      37,627      37,837      37,640      37,632
General and administrative expenses............................     (33,457)    (32,500)    (32,198)    (34,588)
Amortization of deferred acquisition costs.....................     (15,243)    (16,090)    (17,241)    (18,351)
Other income and expenses......................................       2,990       3,711       4,033       4,869
                                                                 ----------  ----------  ----------  ----------
Pretax income..................................................      57,264      57,807      61,163      63,767
Income tax expense.............................................     (17,700)    (17,800)    (19,100)    (20,100)
                                                                 ----------  ----------  ----------  ----------
Income before cumulative effect of change in accounting for
 income taxes..................................................      39,564      40,007      42,063      43,667
Cumulative effect of change in accounting for income taxes.....     (33,500)         --          --          --
                                                                 ----------  ----------  ----------  ----------
Net income.....................................................  $    6,064  $   40,007  $   42,063  $   43,667
                                                                 ----------  ----------  ----------  ----------
                                                                 ----------  ----------  ----------  ----------
Per common share:
  Income before cumulative change in accounting for income
   taxes.......................................................  $      .85  $      .86  $      .91  $      .95
  Cumulative effect of change in accounting for income taxes...        (.80)         --          --          --
                                                                 ----------  ----------  ----------  ----------
  Net income...................................................  $      .05  $      .86  $      .91  $      .95
                                                                 ----------  ----------  ----------  ----------
                                                                 ----------  ----------  ----------  ----------
1993:
Net investment income..........................................  $   50,057  $   59,635  $   69,699  $   84,400
Net realized investment losses.................................      (3,748)     (5,325)     (4,468)     (7,746)
Fee income.....................................................      31,305      32,538      34,476      35,986
General and administrative expenses............................     (29,754)    (33,690)    (34,506)    (37,840)
Provision for future guaranty fund assessments.................          --      (1,000)     (3,070)    (17,930)
Amortization of deferred acquisition costs.....................     (12,674)    (12,861)    (13,027)    (13,298)
Other income and expenses......................................       4,219       2,412       2,331       7,890
                                                                 ----------  ----------  ----------  ----------
Pretax income..................................................      39,405      41,709      51,435      51,462
Income tax expense.............................................     (11,400)    (12,100)    (17,600)    (15,900)
                                                                 ----------  ----------  ----------  ----------
Net income.....................................................  $   28,005  $   29,609  $   33,835  $   35,562
                                                                 ----------  ----------  ----------  ----------
                                                                 ----------  ----------  ----------  ----------
Per common share...............................................  $      .63  $      .66  $      .70  $      .75
                                                                 ----------  ----------  ----------  ----------
                                                                 ----------  ----------  ----------  ----------

                                SUNAMERICA INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- BUSINESS SEGMENTS
    The Company has four business segments: annuity operations, asset management, retirement trust services and broker-dealer operations. Respectively, these include the sale of fixed and variable annuities and guaranteed investment contracts; the management and marketing of mutual funds; custodial and administrative services for self-directed retirement plans; and the sale of securities and financial services products. Summarized data for the years ended September 30, 1994, 1993 and 1992 follow:

                                                                              TOTAL
                                                                        DEPRECIATION
                                                                                AND
                                                                 TOTAL  AMORTIZATION       PRETAX           TOTAL
                                                              REVENUES      EXPENSE        INCOME          ASSETS
                                                           -----------  ------------  -----------  --------------
                                                                               (IN THOUSANDS)
1994:
Annuity operations.......................................  $   790,211   $   55,724   $   211,419  $   14,034,879
Asset management.........................................       32,803       19,330         7,916         102,192
Retirement trust services................................       36,412          838        10,210         478,805
Broker-dealer operations.................................       28,336          853        10,456          40,349
                                                           -----------  ------------  -----------  --------------
Total....................................................  $   887,762   $   76,745   $   240,001  $   14,656,225
                                                           -----------  ------------  -----------  --------------
                                                           -----------  ------------  -----------  --------------
1993:
Annuity operations.......................................  $   775,072   $   53,688   $   150,109  $   14,693,701
Asset management.........................................       33,826        8,853        14,806          98,137
Retirement trust services................................       33,562          806        10,213         433,889
Broker-dealer operations.................................       24,927          821         8,883          41,694
                                                           -----------  ------------  -----------  --------------
Total....................................................  $   867,387   $   64,168   $   184,011  $   15,267,421
                                                           -----------  ------------  -----------  --------------
                                                           -----------  ------------  -----------  --------------
1992:
Annuity operations.......................................  $   752,622   $   53,939   $    93,492  $   12,846,585
Asset management.........................................       26,926        5,141        10,194          94,534
Retirement trust services................................       19,804          620         4,809         424,579
Broker-dealer operations.................................       20,128          867         2,596          37,953
                                                           -----------  ------------  -----------  --------------
Total....................................................  $   819,480   $   60,567   $   111,091  $   13,403,651
                                                           -----------  ------------  -----------  --------------
                                                           -----------  ------------  -----------  --------------

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                 PAGE NUMBER IN
                                                                                                   THIS ANNUAL
                                                                                                    REPORT ON
                                                                                                    FORM 10-K
                                                                                               -------------------
Report of Independent Accountants on Financial Statement Schedules...........................          S-2
Schedule II -- Amounts Receivable from Related Parties and Underwriters, Promoters, and
 Employees Other than Related Parties........................................................          S-3
Schedule III -- Condensed Financial Information of Registrant................................    S-4 through S-7
Schedule VI -- Reinsurance...................................................................          S-8

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of SunAmerica Inc.

    Our audits of the consolidated financial statements referred to in our report dated November 9, 1994 appearing on page F-2 of this Annual Report on Form 10-K of SunAmerica Inc. also included an audit of the Financial Statement Schedules listed on page S-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

    As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994.

Price Waterhouse LLP
Los Angeles, California
November 9, 1994

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                           OTHER THAN RELATED PARTIES

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                            --------------------------------------
NAME OF BORROWER                                                                   1994         1993          1992
- --------------------------------------------------------------------------  -----------  -----------  ------------
Robert P. Saltzman
  Beginning balance.......................................................  $        --  $        --  $    286,476
  Borrowings..............................................................           --           --        28,980
  Collections.............................................................           --           --      (315,456)
                                                                            -----------  -----------  ------------
  Ending balance..........................................................  $        --  $        --  $         --
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------

    The receivable from Mr. Saltzman includes $250,732 pursuant to purchases of shares under the Company's 1978 Employee Stock Option Plan, which provides for interest at 1% above the prime rate and payment of principal and accrued interest one year after the date of purchase, and was collateralized by the shares purchased. This receivable also includes $35,744 pursuant to purchases of shares under the Company's 1988 Employee Stock Option Plan, which also provides for interest at 1% above the prime rate.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET

                                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                                          1994                1993
                                                                            ------------------  ------------------
ASSETS
Investment in and advances to subsidiaries................................  $      839,092,000  $      958,010,000
Other investments.........................................................         944,427,000       1,416,651,000
Other assets..............................................................         113,762,000          37,274,000
                                                                            ------------------  ------------------
TOTAL ASSETS..............................................................  $    1,897,281,000  $    2,411,935,000
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Reserves for guaranteed investment contracts............................  $      265,354,000  $      429,059,000
  Notes payable...........................................................         472,835,000         395,679,000
  Payable to brokers for purchases of securities..........................         136,238,000         403,515,000
  Other liabilities.......................................................          61,766,000          73,655,000
                                                                            ------------------  ------------------
  Total liabilities.......................................................         936,193,000       1,301,908,000
Shareholders' equity......................................................         961,088,000       1,110,027,000
                                                                            ------------------  ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................  $    1,897,281,000  $    2,411,935,000
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------

                           CONDENSED INCOME STATEMENT

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                               ---------------------------------------------------
                                                                           1994              1993             1992
                                                               ----------------  ----------------  ---------------
Dividends received from subsidiary corporations..............  $     45,400,000  $     34,700,000  $    42,121,000
Investment income............................................       104,299,000        75,710,000       64,809,000
Net realized investment gains (losses).......................         7,231,000        (6,989,000)     (39,636,000)
Other income and (expenses)..................................         3,518,000          (444,000)       4,818,000
                                                               ----------------  ----------------  ---------------
TOTAL INCOME.................................................       160,448,000       102,977,000       72,112,000
                                                               ----------------  ----------------  ---------------
Interest expense on notes payable............................       (45,989,000)      (28,846,000)     (20,913,000)
Interest expense on guaranteed investment contracts..........       (25,624,000)      (25,677,000)     (15,119,000)
General and administrative expenses, net of reimbursement
 from subsidiaries of $11,374,000 in 1994, $9,009,000 in 1993
 and $7,652,000 in 1992......................................           417,000           449,000         (199,000)
                                                               ----------------  ----------------  ---------------
TOTAL EXPENSES...............................................       (71,196,000)      (54,074,000)     (36,231,000)
                                                               ----------------  ----------------  ---------------
PRETAX INCOME................................................        89,252,000        48,903,000       35,881,000
Income tax expense...........................................        (9,607,000)       (3,150,000)      (2,036,000)
                                                               ----------------  ----------------  ---------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
 UNCONSOLIDATED SUBSIDIARIES AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING FOR INCOME TAXES..............................        79,645,000        45,753,000       33,845,000
Equity in undistributed net income of unconsolidated
 subsidiaries................................................        29,956,000        81,258,000       42,946,000
Cumulative effect of change in accounting for income taxes...        22,200,000                --               --
                                                               ----------------  ----------------  ---------------
NET INCOME...................................................  $    131,801,000  $    127,011,000  $    76,791,000
                                                               ----------------  ----------------  ---------------
                                                               ----------------  ----------------  ---------------

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
   SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                                       YEARS ENDED SEPTEMBER 30,
                                                            ----------------------------------------------------
                                                                        1994              1993              1992
                                                            ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $    131,801,000  $    127,011,000  $     76,791,000
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Equity in undistributed net income of unconsolidated
     subsidiaries.........................................       (29,956,000)      (81,258,000)      (42,946,000)
    Net realized investment (gains) losses................        (7,231,000)        6,989,000        39,636,000
    Cumulative effect of change in accounting for income
     taxes................................................       (22,200,000)               --                --
  Other, net..............................................        (6,532,000)       (6,902,000)       (4,301,000)
                                                            ----------------  ----------------  ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................        65,882,000        45,840,000        69,180,000
                                                            ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of investments............................       (63,883,000)     (246,956,000)     (357,573,000)
  Increase in investment in subsidiary corporations.......       (45,539,000)               --       (85,700,000)
                                                            ----------------  ----------------  ----------------
NET CASH USED BY INVESTING ACTIVITIES.....................      (109,422,000)     (246,956,000)     (443,273,000)
                                                            ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends..............................       (50,830,000)      (38,760,000)      (18,945,000)
  Proceeds from issuances of guaranteed investment
   contracts..............................................       110,000,000       158,372,000       202,391,000
  Withdrawal payments on guaranteed investment
   contracts..............................................      (299,330,000)               --                --
  Net proceeds from issuances of long-term notes and
   debentures.............................................        91,711,000       153,433,000       222,828,000
  Net decrease in senior indebtedness.....................       (15,119,000)      (10,800,000)       (6,786,000)
  Redemption of senior subordinated fixed rate notes......                --                --      (119,886,000)
  Net proceeds from issuances of Preferred Stock..........                --       178,983,000       210,734,000
  Other, net..............................................                --                --       (15,616,000)
                                                            ----------------  ----------------  ----------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES..........      (163,568,000)      441,228,000       474,720,000
                                                            ----------------  ----------------  ----------------
NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
 INVESTMENTS..............................................      (207,108,000)      240,112,000       100,627,000
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD....       356,751,000       116,639,000        16,012,000
                                                            ----------------  ----------------  ----------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD..........  $    149,643,000  $    356,751,000  $    116,639,000
                                                            ----------------  ----------------  ----------------
                                                            ----------------  ----------------  ----------------

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
   SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INDEBTEDNESS
    Notes  payable consist of the following  (interest rates are as of September
30):

                                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                                            1994              1993
                                                                                ----------------  ----------------
LONG-TERM NOTES AND DEBENTURES:
Medium-term notes due 1998 through 2005 (5 3/8% to 6 3/4% in 1994 and 6% to
 6 3/4% in 1993)..............................................................  $    147,835,000  $     55,560,000
8 1/8% debentures due April 28, 2023..........................................       100,000,000       100,000,000
9.95% debentures due February 1, 2012.........................................       100,000,000       100,000,000
9% notes due January 15, 1999.................................................       125,000,000       125,000,000
                                                                                ----------------  ----------------
Total long-term notes and debentures..........................................       472,835,000       380,560,000
                                                                                ----------------  ----------------
BANK NOTES:
Borrowings under a term loan agreement repaid in 1994 (4 1/4% in 1993)........                --        15,119,000
                                                                                ----------------  ----------------
Total bank notes..............................................................                --        15,119,000
                                                                                ----------------  ----------------
Total indebtedness............................................................  $    472,835,000  $    395,679,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

    Aggregate debt service payments are due as follows: 1995, $38,582,000; 1996, $38,582,000; 1997, $38,582,000; 1998, $58,253,000; 1999, $174,033,000 and
$651,076,000 thereafter.

    In addition, the Company is the issuer of the following guaranteed investment contracts ("GICs") (interest rates are as of September 30):

                                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                                            1994              1993
                                                                                ----------------  ----------------
8 1/2% GIC due serially through 2002 (including interest credited of
 $1,382,000 in 1994 and $1,400,000 in 1993)...................................  $    196,497,000  $    199,055,000
8 3/8% GIC due serially through 2003 (including interest credited of $416,000
 in 1994 and $495,000 in 1993)................................................        59,986,000        71,405,000
7 3/8% GIC due in 2018 (including interest credited of $267,000 in 1994 and
 $212,000 in 1993)............................................................         8,871,000         8,584,000
Floating-rate GICs due in 1994 (including interest credited of $15,000 and
 3 5/8% in 1993)..............................................................                --       150,015,000
                                                                                ----------------  ----------------
Total guaranteed investment contracts.........................................  $    265,354,000  $    429,059,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

    Aggregate debt service payments are due as follows: 1995, $36,605,000; 1996, $31,711,000; 1997, $31,657,000; 1998, $31,611,000; 1999, $24,820,000; and
$258,038,000 thereafter.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
   SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- GUARANTEES
    Certain subsidiaries of the Company have sold certain of their interests in various limited partnerships that invest in tax-advantaged affordable housing projects. The Company has guaranteed a minimum yield and funding of certain defined operating deficits with respect to these sales in return for a fee. Management does not anticipate any material liability with respect to these guarantees.

    During December 1992, a non-regulated subsidiary, ALIGP Corporation, sold all of its net assets, composed primarily of an investment in Athena Loan Investors, L.P., whose principal assets are senior secured loans ("Secured Loans") and whose principal liabilities are notes payable to Sun Life Insurance Company of America ("Sun Life of America") secured by such Secured Loans, to an unaffiliated third party. The Company has guaranteed the full repayment of principal and interest on a note payable in the amount of $62,700,000 incurred by the buyer as part of the sale transaction. Based on an evaluation of the projected cash flows, it is management's belief that adequate provision has been made for any future losses with respect to this guarantee.

    Anchor National Life Insurance Company ("Anchor") has undertaken to dispose of $84,544,000 of certain of its real estate during the next one to three years, either to affiliated or nonaffiliated parties, and the Company has guaranteed that Anchor will receive its current carrying value for these assets. The Company has pledged certain marketable securities having an amortized cost of $40,338,000 at September 30, 1994 with respect to this guarantee.

    In September 1994, the Company's subsidiaries, Sun Life of America and Anchor, pooled certain performing mortgage loans with an aggregate principal balance of approximately $64,000,000, creating mortgage-backed pass-through certificates. The Company has provided limited guarantees in the aggregate amount of approximately $22,000,000 for losses, if any, realized by Sun Life of America and Anchor as holders of the certificates.

NOTE 3 -- CONTINGENCIES
    The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
                           SCHEDULE VI -- REINSURANCE
        AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                                                                        CEDED TO
                                                                GROSS AMOUNT     OTHER COMPANIES        NET AMOUNT
                                                          ------------------  ------------------  ----------------
1994:
Life insurance in force.................................  $    2,140,257,000  $    1,822,112,000  $    318,145,000
                                                          ------------------  ------------------  ----------------
                                                          ------------------  ------------------  ----------------
Premiums:
  Annuities and other single premiums...................  $      230,037,000  $               --  $    230,037,000
  Annual life insurance premiums........................           9,591,000           9,591,000                --
                                                          ------------------  ------------------  ----------------
  Total premiums........................................  $      239,628,000  $        9,591,000  $    230,037,000
                                                          ------------------  ------------------  ----------------
                                                          ------------------  ------------------  ----------------
1993:
Life insurance in force.................................  $    2,459,830,000  $    2,139,123,000  $    320,707,000
                                                          ------------------  ------------------  ----------------
                                                          ------------------  ------------------  ----------------
Premiums:
  Annuities and other single premiums...................  $      223,827,000  $               --  $    223,827,000
  Annual life insurance premiums........................          14,144,000          14,144,000                --
                                                          ------------------  ------------------  ----------------
  Total premiums........................................  $      237,971,000  $       14,144,000  $    223,827,000
                                                          ------------------  ------------------  ----------------
                                                          ------------------  ------------------  ----------------
1992:
Life insurance in force.................................  $    2,700,668,000  $    2,372,244,000  $    328,424,000
                                                          ------------------  ------------------  ----------------
                                                          ------------------  ------------------  ----------------
Premiums:
  Annuities and other single premiums...................  $      243,715,000  $               --  $    243,715,000
  Annual life insurance premiums........................          17,515,000          17,515,000                --
                                                          ------------------  ------------------  ----------------
  Total premiums........................................  $      261,230,000  $       17,515,000  $    243,715,000
                                                          ------------------  ------------------  ----------------
                                                          ------------------  ------------------  ----------------

                                                                 SUNAMERICA INC.
                                                                  1994 FORM 10-K

                                                                          [LOGO]

1 SunAmerica Center
Los Angeles, California 90067-6022
(310) 772-6000

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
                             LIST OF EXHIBITS FILED

   EXHIBIT
   NUMBER                                                DESCRIPTION
   -------                                               -----------
   10(h)       Executive Deferred Compensation Plan, dated as of October 1, 1989.

   10(k)       $90,000,000 Credit Agreement dated, as of February 1, 1993, among the Company, SunAmerica
               Corporation and SunAmerica Financial, Inc., as Borrowers, and Citibank, N.A., as Agent for the
               bank named therein.

   10(l)       $60,000,000 Credit Agreement, dated as of February 1, 1993, among the Company, SunAmerica
               Corporation and SunAmerica Financial, Inc., as Borrowers, and Citibank, N.A., as Agent for the
               banks named therein.

   10(m)       First Amendment to Credit Agreement, dated as of January 30, 1994, among the Company,
               SunAmerica Financial, Inc. and Citibank, N.A., amending the Credit Agreement of February 1,
               1993.

   10(n)       First Amendment to Credit Agreement, dated as of January 30, 1994, among the Company and
               SunAmerica Financial, Inc. and Citibank, N.A., amending the Credit Agreement of February 1,
               1993.

   10(o)       List of Executive Compensation Plans and Arrangements.

   12          Statement re Computations of Ratios.

   21          Subsidiaries of the Company.

   23          Consent of Independent Accountants.

   27          Financial Data Schedule.