Form 10-Q
period 1994-12-31
SUNAMERICA INC
filed 1995-02-14
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          December 31, 1994
                                    --------------------------------------
                                     OR

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

           1 SunAmerica Center, Los Angeles, California 90067-6022
           -------------------------------------------------------
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

      Common Stock, par value $1.00 per share, 29,326,671 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 6,826,439 shares outstanding






                               SUNAMERICA INC.

                                    INDEX

                                 (Unaudited)

                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet -
      December 31, 1994 and September 30, 1994                         3-4


      Consolidated Income Statement -
      Three Months Ended December 31, 1994 and 1993                    5


      Consolidated Statement of Cash Flows -
      Three Months Ended December 31, 1994 and 1993                    6-7


      Notes to Consolidated Financial Statements                       8


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            9-21


Part II - Other Information                                            22

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)


                                                 December 31,    September 30,
                                                     1994             1994
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $    861,827    $     569,382
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at fair value
      (amortized cost: December 31, 1994,
      $5,496,451; September 30, 1994,
      $5,599,780)                                   5,074,715        5,270,738
    Held for investment, at amortized cost
      (fair value: December 31, 1994,
      $977,931; September 30, 1994,
      $1,072,222)                                     986,324        1,064,132
  Mortgage loans                                    1,522,335        1,426,924
  Common stocks, at fair value
    (cost: December 31, 1994, $36,020;
    September 30, 1994, $49,336)                       51,603           61,660
  Real estate                                         105,217          107,053
  Other invested assets                               891,108          780,501
                                                 ------------    -------------
  Total investments                                 9,493,129        9,280,390

Variable annuity assets                             4,359,290        4,513,093
Accrued investment income                             111,850          105,686
Deferred acquisition costs                            603,954          581,874
Other assets                                          210,326          175,182
                                                 ------------    -------------
TOTAL ASSETS                                     $ 14,778,549    $  14,656,225
                                                 ============    =============

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                 December 31,    September 30,
                                                     1994             1994
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $  4,545,686    $   4,519,623
  Reserves for guaranteed investment contracts      3,018,234        2,783,522
  Trust deposits                                      464,840          442,320
  Payable to brokers for purchases of securities      632,553          643,734
  Income taxes currently payable                       15,644            4,600
  Other liabilities                                   253,150          212,429
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                         8,930,107        8,606,228
                                                 ------------    -------------
Variable annuity liabilities                        4,359,290        4,513,093
                                                 ------------    -------------
Senior indebtedness:
  Long-term notes and debentures                      472,835          472,835
  Collateralized mortgage obligations                      --           28,662
                                                 ------------    -------------
  Total senior indebtedness                           472,835          501,497
                                                 ------------    -------------
Deferred income taxes                                  54,369           74,319
                                                 ------------    -------------
Shareholders' equity:
  Preferred stock                                     374,273          374,273
  Nontransferable Class B Stock                         6,826            6,826
  Common Stock                                         29,327           28,977
  Additional paid-in capital                          201,536          188,667
  Retained earnings                                   545,020          512,571
  Net unrealized losses on debt and
    equity securities available for
    sale                                             (195,034)        (150,226)
                                                 ------------    -------------
  Total shareholders' equity                          961,948          961,088
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 14,778,549    $  14,656,225
                                                 ============    =============

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
             For the three months ended December 31, 1994 and 1993
             (In thousands, except per share amounts - unaudited)


                                                      1994             1993
                                                   ----------       ----------
Investment income                                  $  202,167       $  190,531
                                                   ----------       ----------
Interest expense on:
  Fixed annuity contracts                             (59,878)         (69,920)
  Guaranteed investment contracts                     (47,255)         (36,845)
  Trust deposits                                       (2,670)          (1,940)
  Senior indebtedness                                 (14,255)         (11,112)
                                                   ----------       ----------
Total interest expense                               (124,058)        (119,817)
                                                   ----------       ----------
NET INVESTMENT INCOME                                  78,109           70,714
                                                   ----------       ----------
NET REALIZED INVESTMENT LOSSES                         (7,066)          (5,367)
                                                   ----------       ----------
Fee income:
  Variable annuity fees                                20,453           19,587
  Asset management fees                                 7,025            8,349
  Net retained commissions                              6,620            6,637
  Trust fees                                            3,750            3,054
  Loan servicing fees                                   1,813               --
                                                   ----------       ----------
TOTAL FEE INCOME                                       39,661           37,627
                                                   ----------       ----------
Other income and expenses:
  Surrender charges                                     2,744            2,514
  General and administrative expenses                 (33,108)         (33,457)
  Amortization of deferred acquisition costs          (18,674)         (15,243)
  Other, net                                            1,868              476
                                                   ----------       ----------
TOTAL OTHER INCOME AND EXPENSES                       (47,170)         (45,710)
                                                   ----------       ----------
PRETAX INCOME                                          63,534           57,264
Income tax expense                                    (18,400)         (17,700)
                                                   ----------       ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES                       45,134           39,564

Cumulative effect of change in accounting
  for income taxes                                         --          (33,500)
                                                   ----------       ----------
NET INCOME                                         $   45,134       $    6,064
                                                   ==========       ==========
EARNINGS PER SHARE:
  Income before cumulative effect of change
    in accounting for income taxes                 $      .98       $      .85
  Cumulative effect of change in accounting
    for income taxes                                       --             (.80)
                                                   ----------       ----------
  Net income                                       $      .98       $      .05
                                                   ==========       ==========
NET EARNINGS APPLICABLE TO COMMON STOCK (used
  in the computation of earnings per share)        $   40,995       $    1,963
                                                   ==========       ==========
AVERAGE COMMON SHARES OUTSTANDING                      41,850           41,640
                                                   ==========       ==========


                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the three months ended December 31, 1994 and 1993
                          (In thousands - unaudited)

                                                     1994             1993
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     45,134     $      6,064
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                        59,878           69,920
        Guaranteed investment contracts                47,255           36,845
        Trust deposits                                  2,670            1,940
      Net realized investment losses                    7,066            5,367
      Amortization (accretion) of net
       premiums (discounts) on investments             (5,726)           6,248
      Provision for deferred income taxes               4,177            5,130
      Cumulative effect of change in
        accounting for income taxes                        --           33,500
      Change in:
        Deferred acquisition costs                     (1,580)          (7,175)
        Other assets                                  (17,517)          (2,324)
        Income taxes currently payable                 14,485            1,585
        Other liabilities                               1,887           (4,751)
      Other, net                                        7,420             (831)
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             165,149          151,518
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale                      (871,311)      (2,707,419)
    Bonds, notes and redeemable preferred
      stocks held for investment                      (38,395)         (26,144)
    Mortgage loans                                   (115,868)         (49,371)
    Other investments, excluding short-term
      investments                                    (174,561)         (99,397)
    Net assets of Imperial Premium Finance, Inc.     (442,804)              --
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     1,080,553        1,829,547
    Kaufman and Broad Home Corporation
      warrants                                             --           28,618
    Other investments, excluding short-term
      investments                                      43,693           39,383
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                       268,118           79,115
    Bonds, notes and redeemable preferred
      stocks held for investment                      117,716           38,845
    Mortgage loans                                     15,464           46,036
    Other investments, excluding short-term
      investments                                      43,708           55,838
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                 (73,687)        (764,949)
                                                 ------------     ------------



                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
             For the three months ended December 31, 1994 and 1993
                          (In thousands - unaudited)



                                                     1994             1993
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (12,685)    $    (12,495)
  Premium receipts on:
    Fixed annuity contracts                           142,276           30,233
    Guaranteed investment contracts                   564,320          259,120
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts                      39,671          (23,167)
  Receipts of trust deposits                          167,706           47,565
  Withdrawal payments on:
    Fixed annuity contracts                          (172,459)        (157,034)
    Guaranteed investment contracts                  (376,862)        (133,462)
    Trust deposits                                   (147,828)         (46,177)
  Claims and annuity payments on fixed
    annuity contracts                                 (43,696)         (44,126)
  Net proceeds from issuances of long-term notes           --           24,275
  Repayments of collateralized mortgage
    obligations                                       (28,662)         (25,812)
  Net increase in other senior indebtedness                --          140,044
  Net receipts from other short-term financings        69,202          373,833
                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             200,983          432,797
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                              292,445         (180,634)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  569,382        1,797,796
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    861,827     $  1,617,162
                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     12,981     $     10,120
                                                 ============     ============

  Income taxes paid, net of refunds received     $        262     $     10,985
                                                 ============     ============

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Basis of Presentation
    ---------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of December 31, 1994 and September 30, 1994 and the results of its consolidated operations and its consolidated cash flows for the three months ended December 31, 1994 and 1993. The results of operations for the three months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1994, contained in the Company's 1994 Annual Report to Shareholders. Certain items have been reclassified to conform to the current year's presentation.

2.  Earnings per Share
    ------------------

    The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options and convertible preferred stock, which includes the Series A and D Depositary Shares issued in October 1991 and March 1993, respectively. Earnings Applicable To Common Stock are reduced by preferred stock dividend requirements, which amounted to $4,139,000 for the three months ended December 31, 1994 and $4,101,000 for the three months ended December 31, 1993 and do not include dividends paid on the convertible issues amounting to $3,477,000 and $5,142,000, respectively.


3.  Ratios of Earnings to Fixed Charges
    -----------------------------------

    The ratios of earnings to fixed charges follow:
                                                         Three months ended
                                                             December 31,
                                                         -------------------
                                                           1994       1993
                                                         -------     -------
    Ratio of earnings to fixed charges (excluding
    interest on fixed annuities, guaranteed
    investment contracts and trust deposits)                 5.5x       6.2x
                                                         =======    =======
    Ratio of earnings to fixed charges (including
    interest on fixed annuities, guaranteed
    investment contracts and trust deposits)                 1.5x       1.5x
                                                         =======    =======



                               SUNAMERICA INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months ended December 31, 1994 ("Fiscal 1995") and December 31, 1993 ("Fiscal 1994").

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $45.1 million or $.98 per common share in Fiscal 1995, compared with $39.6 million or $.85 per common share in Fiscal 1994. The cumulative effect of the change in accounting for income taxes resulting from the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $33.5 million or $.80 per common share in Fiscal 1994. Accordingly, net income amounted to $6.1 million or $.05 per common share in Fiscal 1994.

      PRETAX INCOME totaled $63.5 million in Fiscal 1995 and $57.3 million in Fiscal 1994. The $6.2 million improvement in Fiscal 1995 primarily resulted from increased net investment income and fee income, partially offset by increased amortization of deferred acquisition costs.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $78.1 million in Fiscal 1995 from $70.7 million in Fiscal 1994. These amounts represent net investment spreads of 3.33% on average invested assets (computed on a daily basis) of $9.39 billion in Fiscal 1995 and 3.18% on average invested assets of $8.90 billion in Fiscal 1994. This $7.4 million improvement in net investment income primarily resulted from an increase in average invested assets, combined with an increase in the yield on such assets and a decrease in the rate paid on average interest-bearing liabilities.

      Investment income totaled $202.2 million in Fiscal 1995, compared with $190.5 million in Fiscal 1994. This $11.7 million improvement resulted primarily from the effects of a higher level of average invested assets. Investment income was also favorably impacted by an increase in the yield on average invested assets, which rose to 8.61% in Fiscal 1995 from 8.56% in Fiscal 1994. These yields are computed without subtracting net realized investment losses. If net realized investment losses were included in the computation, the yields would be 8.31% in Fiscal 1995 and 8.32% in Fiscal 1994. Over the last five fiscal quarters, the Company's yields (before considering net realized investment losses) on average invested assets have ranged from 8.32% to 8.61%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      The Company has historically enhanced investment yield through its use of both dollar roll transactions ("Dollar Rolls") and total return corporate bond swap agreements ("Total Return Agreements"). Although the Company continues to use these programs, their use did not have a significant impact on investment income in Fiscal 1995. (See "Asset-Liability Matching" for additional discussion of Dollar Rolls and Total Return Agreements).



      Total interest expense aggregated $124.1 million in Fiscal 1995 and $119.8 million in Fiscal 1994. The average rate paid on all interest-bearing liabilities fell to 5.71% in Fiscal 1995 from 5.79% in Fiscal 1994. This decline in rate was primarily due to a decline in prevailing interest rates that began during the latter half of fiscal 1992 and continued into the first half of the 1994 fiscal year. This was reflected in a corresponding decrease in the average crediting rate on annuity contracts, the majority of which reprice annually as interest rate guarantees are renewed. Interest-bearing liabilities averaged $8.69 billion during Fiscal 1995, compared with $8.28 billion during Fiscal 1994.

      GROWTH IN AVERAGE INVESTED ASSETS to $9.39 billion during Fiscal 1995 from $8.90 billion during Fiscal 1994 primarily reflects sales of the Company's fixed-rate products, consisting of fixed annuities (including the fixed accounts of variable annuity products) and guaranteed investment contracts ("GICs"). Fixed annuity premiums aggregated $142.3 million in Fiscal 1995, up significantly from $23.8 million in Fiscal 1994. These premiums include premiums for the fixed accounts of variable annuities totaling $59.9 million and $12.5 million, respectively. Total fixed annuity premiums increased during Fiscal 1995 primarily due to rising demand for fixed-rate investment options as prevailing interest rates increased during the latter half of the 1994 fiscal year and during Fiscal 1995. GIC premiums increased to $564.3 million in Fiscal 1995 from $259.1 million in Fiscal 1994. The $305.2 million increase in GIC sales reflects the variable demand for such products from state and local governmental authorities, pension plans and asset management firms. In addition, the increase in GIC sales in Fiscal 1995 reflects the success of the Company's efforts to increase its GIC client base, particularly among asset management firms.

      The GICs issued by the Company and Sun Life Insurance Company of America ("Sun Life of America") typically guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. However, interest is credited at certain defined variable rates on approximately 30% of the outstanding GICs issued by Sun Life of America. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. Sun Life of America imposes surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by state and local governmental authorities may also permit scheduled book value withdrawals subject to the terms of the underlying indenture. Contracts purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from seven to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity (see "Financial Condition and Liquidity").

      NET REALIZED INVESTMENT LOSSES totaled $7.1 million in Fiscal 1995 and $5.4 million in Fiscal 1994 and include impairment writedowns of $4.7 million in Fiscal 1995 and $6.0 million in Fiscal 1994. Therefore, net losses from sales of investments totaled $2.4 million in Fiscal 1995 and net gains from sales of investments totaled $0.6 million in Fiscal 1994.

        Net losses in Fiscal 1995 include $3.1 million of net gains on $5.7 million of sales of common stocks made primarily to maximize total return and $8.3 million of net losses on $1.09 billion of sales of bonds. These bond sales include approximately $215.4 million of sales of mortgage-backed securities ("MBSs"), $177.8 million of sales of high-yield investments and $106.7 million of sales of certain collateralized mortgage obligations ("CMOs") and asset-backed securities, that were primarily made to maximize total return. The Company also sold $439.5 million of premium finance loans at no gain or loss (see "Loan Servicing Fees").

      Net gains in Fiscal 1994 include $7.2 million of net gains realized on $5.0 million of sales of common stocks made primarily to maximize total return. Net gains in Fiscal 1994 also include $6.4 million of net losses realized on $1.20 billion of sales of bonds. These bond sales include approximately $652.4 million of sales of MBSs made primarily to acquire other MBSs that were then used in Dollar Rolls. In addition, bond sales include $219.6 million of sales of high-yield investments and $162.7 million of sales of certain CMOs and asset-backed securities that were made primarily to maximize total return.

      Impairment writedowns include additional provisions applied to defaulted bonds amounting to $4.3 million in Fiscal 1995 and $6.0 million in Fiscal 1994.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $20.5 million in Fiscal 1995 and $19.6 million in Fiscal 1994. This increase reflects growth in average variable annuity assets, principally from the receipt of variable annuity premiums. Variable annuity assets averaged $4.43 billion during Fiscal 1995 and $4.30 billion during Fiscal 1994. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, declined to $97.0 million in Fiscal 1995 from $230.0 million in Fiscal 1994. This decline principally resulted from a rising demand for fixed-rate investment options, including the fixed accounts of variable annuities, as prevailing interest rates increased during the latter half of the 1994 fiscal year and during Fiscal 1995. The Company has encountered increased competition in the variable annuity marketplace in 1994 and anticipates that the market will remain highly competitive for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $7.0 million on average assets managed of $2.10 billion in Fiscal 1995 and $8.3 million on average assets managed of $2.54 billion in Fiscal 1994. Asset management fees decreased in Fiscal 1995 primarily due to a decline in the market value of assets managed and increased redemptions, both a reflection of adverse market conditions for fixed-income and equity securities which can be attributed, in part, to rising interest rates during the latter half of the 1994 fiscal year and during Fiscal 1995. Mutual fund sales in Fiscal 1995 also were affected by these adverse market conditions. Sales of mutual funds, excluding sales of money market funds, totaled $29.5 million in Fiscal 1995, compared with $112.2 million in Fiscal 1994.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $6.6 million in both Fiscal 1995 and Fiscal 1994. Sales of nonproprietary products (mainly mutual funds and general securities) totaled $1.26 billion in Fiscal 1995 and $1.52 billion in Fiscal 1994. Net retained commissions are not proportionate to sales primarily due to differences in sales mix.



      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts ("IRAs"), as well as for other qualified pension plans. Trust fees increased to $3.8 million in Fiscal 1995 from $3.1 million in Fiscal 1994, primarily due to an increase in the average number of trust accounts, principally resulting from the October 1, 1994 acquisition of the right to service certain IRAs from New England Mutual Life Insurance Company.

      LOAN SERVICING FEES are earned by the Company's newly-formed subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for businesses to fund their commercial property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing the sold loans. Such fee income totaled $1.8 million in Fiscal 1995. Imperial's net assets were acquired on November 30, 1994, and, therefore, no such fee income was earned in Fiscal 1994.

      SURRENDER CHARGES on fixed and variable annuities totaled $2.7 million in Fiscal 1995, compared with $2.5 million in Fiscal 1994. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $309.7 million in Fiscal 1995 and $237.7 million in Fiscal 1994. These payments represent 14.7% and 11.0%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $144.4 million in Fiscal 1995 and $88.7 million in Fiscal 1994. Variable annuity surrenders have increased during Fiscal 1995 primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace. In addition, fixed annuity surrenders have increased largely due to policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $33.1 million in Fiscal 1995, compared with $33.5 million in Fiscal 1994, and represent 0.9% of average total assets for both Fiscal 1995 and Fiscal 1994. General and administrative expenses remain closely controlled through a company-wide cost containment program.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS increased from that recorded during Fiscal 1994 primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization of all deferred acquisition costs totaled $18.7 million in Fiscal 1995 and $15.2 million in Fiscal 1994.

      INCOME TAX EXPENSE totaled $18.4 million in Fiscal 1995 and $17.7 million in Fiscal 1994, representing effective tax rates of 29% in Fiscal 1995 and 31% in Fiscal 1994. These tax rates reflect the favorable impact of certain affordable housing tax credits.





FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY increased by $0.8 million to $961.9 million at December 31, 1994 from $961.1 million at September 30, 1994. This increase primarily reflects $45.1 million of net income recorded in Fiscal 1995, partially offset by a $44.8 million increase in net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity. Book value per common share amounted to $18.76 at December 31, 1994, compared with $18.90 at September 30, 1994. Excluding net unrealized losses on debt and equity securities available for sale, book value per common share amounted to $23.49 at December 31, 1994 and $22.58 at September 30, 1994.

      TOTAL ASSETS increased by $122.3 million to $14.78 billion at December 31, 1994 from $14.66 billion at September 30, 1994, principally due to a $212.7 million increase in invested assets, partially offset by a $153.8 million decline in the separate account for variable annuities that resulted primarily from unrealized losses and an excess of surrenders paid over premiums received. (See "Growth in Average Invested Assets," "Variable Annuity Fees" and "Surrender Charges.")

      INVESTED ASSETS at December 31, 1994 totaled $9.49 billion, compared with $9.28 billion at September 30, 1994. The Company managed most of these investments internally. Invested assets increased by $212.7 million during Fiscal 1995, primarily as a result of increases in reserves for GICs and fixed annuity contracts, partially offset by an increase in net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity.

      The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. The Company carries the portion of its portfolio of bonds, notes and redeemable preferred stocks that is available for sale (the "Available for Sale Portfolio") at estimated fair value. The remaining portion of its portfolio of bonds, notes and redeemable preferred stocks is held for investment and is carried at amortized cost.

      BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), at December 31, 1994, had an aggregate amortized cost that exceeded its fair value by $430.1 million (including net unrealized losses of $421.7 million on the Available for Sale Portfolio). The aggregate amortized cost of the Bond Portfolio was $321.0 million above its fair value at September 30, 1994 (including net unrealized losses of $329.0 million on the Available for Sale Portfolio). The increase in unrealized losses on the Bond Portfolio since September 30, 1994 principally resulted from increases in prevailing interest rates and the corresponding effect on the Bond Portfolio.

      Approximately $6.45 billion or 99.3% of the Bond Portfolio (at amortized cost) at December 31, 1994 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At December 31, 1994, approximately $5.49 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $4.01 billion of U.S. government/agency securities and MBSs.


      At December 31, 1994, the Bond Portfolio included $961.7 million (fair value, $887.9 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their December 31, 1994 amortized cost, these bonds accounted for 6.4% of the Company's total assets and 9.7% of invested assets. In addition to its direct investment in non-investment grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $214.4 million at December 31, 1994 (see "Asset-Liability Matching").

      Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at December 31, 1994.

      The table on the following page summarizes the Company's rated bonds by rating classification as of December 31, 1994 (dollars in thousands):

                                          Rated Bonds By Rating Classification
                                                  Issues not rated by S&P/Moody's
          Issues Rated by S&P/Moody's                    By NAIC Category                            Total
- - ----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                    Estimated               Percent of  Estimated
 S&P (Moody's)          Amortized       fair    category     Amortized       fair      Amortized   invested      fair
  category(1)             cost         value       (2)         cost         value        cost        assets(3)   value
- - ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA+ to A-
  (Aaa to A3)          $2,750,518   $2,543,585       1     $1,399,475   $1,305,780   $4,149,993     41.92%   $3,849,365
BBB+ to BBB-
  (Baa1 to Baa3)          428,448      394,208       2        908,516      874,578    1,336,964     13.51     1,268,786
BB+ to BB-
  (Ba1 to Ba3)            101,325       93,073       3        199,042      194,187      300,367      3.03       287,260
B+ to B- (B1 to B3)       324,099      294,058       4        254,552      236,482      578,651      5.85       530,540
CCC+ to C-
  (Caa to C)               15,763       14,484       5         35,525       29,409       51,288      0.52        43,893
D                               -            -       6         31,357       26,183       31,357      0.32        26,183
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES     $3,620,153   $3,339,408             $2,828,467   $2,666,619   $6,448,620              $6,006,027
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

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $684.7 million at December 31, 1994. Secured Loans are primarily originated by money center or investment banks or are originated directly by the Company. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At December 31, 1994, Secured Loans consisted of loans to 99 borrowers spanning 33 industries, with no industry concentration constituting more than 12% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. The majority of the Company's Secured Loans are not rated by S&P or Moody's. However, 90% of the Secured Loans (at amortized cost) are rated in NAIC categories 1 and 2. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment grade securities, management believes that generally the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions.

      MORTGAGE LOANS aggregated $1.52 billion at December 31, 1994 and consisted of 666 first mortgage loans with an average loan balance of approximately $2.3 million, collateralized by properties located in 26 states. Approximately 50% of the portfolio was multifamily residential, 22% was retail, 7% was office, 7% was industrial and 14% was other types. At December 31, 1994, approximately 30% of the portfolio was secured by properties located in California and no more than 12% of the portfolio was secured by properties in any other single state. At December 31, 1994, there were no construction, takeout, farm or land loans and there were 25 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 27% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At December 31, 1994, approximately 20% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 1998. At December 31, 1994, loans delinquent by more than 90 days totaled $24.3 million and constituted 1.6% of total mortgages. Loans foreclosed upon and transferred to real estate in the balance sheet totaled $3.9 million (0.3% of total mortgages), and $1.2 million (0.1% of total mortgages) during Fiscal 1995 and Fiscal 1994, respectively.

      Approximately 40% of the mortgage loans in the portfolio at December 31, 1994 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation and other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk for the industry than have mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans, and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.


      At December 31, 1994, mortgage loans having an aggregate carrying value of $81.8 million had been restructured. Of this amount, $9.8 million was restructured during Fiscal 1995 and $0.6 million, $24.2 million and $47.2 million was restructured during fiscal years 1994, 1993 and 1992, respectively.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 79% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at December 31, 1994.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. The cash flow obtained from MBSs helps to maintain the anticipated spread, while providing desired liquidity.
At December 31, 1994, the weighted average life of the Company's investments was approximately four-and-three-fourths years and the portfolio had a duration of approximately three-and-three-fourths years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      As a component of investment strategy, the Company utilizes Interest Rate Swap Agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company generally utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate assets. At December 31, 1994, the Company had 25 outstanding Swap Agreements with an aggregate notional principal amount of $1.23 billion. These agreements mature in various years through 1998 and have an average remaining maturity of 25 months.

      The Company also seeks to provide liquidity, while enhancing its spread income, by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls and Total Return Agreements and by investing in MBSs. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. Total Return Agreements effectively exchange a fixed rate of interest on the notional amount for the coupon income plus or minus the increase or decrease in the market value of specified non-investment grade corporate bonds. MBSs are generally investment grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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


      The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. Mortgage loan writedowns are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $57.9 million at December 31, 1994, including $33.6 million (fair value, $28.5 million) of unsecured loans and $24.3 million (fair value, $24.3 million) of mortgage loans. At December 31, 1994, defaulted investments constituted 0.6%
of total invested assets at amortized cost.   At September 30, 1994, defaulted
investments totaled $56.2 million, including $45.9 million of mortgage loans and $10.3 million of unsecured loans. At September 30, 1994, defaulted investments constituted 0.6% of total invested assets at amortized cost and their fair value was equal to their amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1994, approximately $1.52 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $35.1 million, while approximately $4.96 billion had an aggregate unrealized loss of $465.2 million. In addition, the Company's investment portfolio also currently provides approximately $104.8 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at December 31, 1994, had invested assets with an amortized cost of $909.8 million (fair value, $871.3 million) and outstanding indebtedness of $472.8 million, comprising all of the Company's consolidated senior indebtedness. Additionally, as of December 31, 1994, the Parent had three GICs purchased by local government authorities that aggregated $270.7 million. The Parent's annual debt service with respect to these debt and GIC obligations totals $66.5 million for fiscal 1995, $70.3 million for fiscal 1996, $70.3 million for fiscal 1997, $89.9 million for fiscal 1998, $198.9 million for fiscal 1999 and $908.9 million, in the aggregate, thereafter.
      In addition to the Parent's stand-alone sources of liquidity, at December 31, 1994, there was approximately $69.7 million of dividends available to the Parent from its regulated life insurance subsidiaries. The Parent received dividends of $43.0 million in December 1993, $30.0 million in December 1992 and $25.0 million in December 1991 from Sun Life of America. The Parent also received dividends of $1.5 million in Fiscal 1995, $2.4 million in the 1994 fiscal year, $4.7 million in fiscal 1993, $17.1 million in fiscal 1992 and $43.2 million in fiscal 1991 from its other directly-owned subsidiaries.

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

      Anchor has undertaken to dispose of $57.3 million (its statutory carrying value) of certain of its real estate located in the Phoenix, Arizona metropolitan area during the next one to two years, either to affiliated or nonaffiliated parties, and the Parent has guaranteed that Anchor will receive its statutory carrying value of these assets. The Parent has pledged certain marketable securities having an amortized cost of $39.9 million at December 31, 1994 to secure this guarantee. This real estate has a consolidated carrying value of approximately $28.7 million at December 31, 1994.

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

      In recent years, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. The NAIC has recently approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws to govern insurance company investments. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any change would have on the Company.

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

                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

EXHIBITS

24 The consent of Price Waterhouse, independent accountants, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, is incorporated by reference herein.

27    Financial Data Schedule.

REPORTS ON FORM 8-K

      On November 14, 1994, the Company filed a current report on Form 8-K that announced its fourth quarter 1994 earnings.

      On January 24, 1995, the Company filed a current report on Form 8-K that announced its first quarter 1995 earnings.

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



Dated     February 13, 1995               /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Executive Vice President



Dated     February 13, 1995               /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller