Form 10-Q
period 1995-03-31
SUNAMERICA INC
filed 1995-05-15
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 1995
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 29,342,271 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 6,826,439 shares outstanding






                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      March 31, 1995 and September 30, 1994                            3-4


      Consolidated Income Statement (Unaudited) -
      Three Months and Six Months Ended March 31, 1995 and 1994        5


      Consolidated Statement of Cash Flows (Unaudited) -
      Six Months Ended March 31, 1995 and 1994                         6-7


      Notes to Consolidated Financial Statements (Unaudited)           8


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            9-22


Part II - Other Information                                            23

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)


                                                   March 31,     September 30,
                                                     1995             1994
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $    743,044    $     569,382
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at fair value
      (amortized cost: March 31, 1995,
      $5,816,160; September 30, 1994,
      $5,599,780)                                   5,569,968        5,270,738
    Held for investment, at amortized cost
      (fair value: March 31, 1995,
      $869,565; September 30, 1994,
      $1,072,222)                                     858,888        1,064,132
  Mortgage loans                                    1,519,782        1,426,924
  Common stocks, at fair value
    (cost: March 31, 1995, $30,322;
    September 30, 1994, $49,336)                       44,189           61,660
  Partnerships                                        719,784          593,854
  Real estate                                         107,007          107,053
  Other invested assets                               235,719          186,647
                                                 ------------    -------------
  Total investments                                 9,798,381        9,280,390

Variable annuity assets                             4,535,622        4,513,093
Accrued investment income                             108,024          105,686
Deferred acquisition costs                            573,152          581,874
Other assets                                          215,097          175,182
                                                 ------------    -------------
TOTAL ASSETS                                     $ 15,230,276    $  14,656,225
                                                 ============    =============

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                   March 31,     September 30,
                                                     1995             1994
                                                -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts          $   4,798,893    $   4,519,623
  Reserves for guaranteed investment contracts      2,949,632        2,783,522
  Trust deposits                                      448,174          442,320
  Payable to brokers for purchases of securities      573,536          643,734
  Income taxes currently payable                        1,594            4,600
  Other liabilities                                   266,991          212,429
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                         9,038,820        8,606,228
                                                 ------------    -------------
Variable annuity liabilities                        4,535,622        4,513,093
                                                 ------------    -------------
Senior indebtedness:
  Long-term notes and debentures                      472,835          472,835
  Collateralized mortgage obligations                      --           28,662
                                                 ------------    -------------
  Total senior indebtedness                           472,835          501,497
                                                 ------------    -------------
Deferred income taxes                                 101,169           74,319
                                                 ------------    -------------
Shareholders' equity:
  Preferred stock                                     374,273          374,273
  Nontransferable Class B Stock                         6,826            6,826
  Common Stock                                         29,342           28,977
  Additional paid-in capital                          201,896          188,667
  Retained earnings                                   579,359          512,571
  Net unrealized losses on debt and
    equity securities available for
    sale                                             (109,866)        (150,226)
                                                 ------------    -------------
  Total shareholders' equity                        1,081,830          961,088
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 15,230,276    $  14,656,225
                                                 ============    =============

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
       For the three months and six months ended March 31, 1995 and 1994
             (In thousands, except per share amounts - unaudited)
                                                 Three months              Six months
                                            ---------------------    ---------------------
                                                 1995        1994         1995        1994
                                            ---------   ---------    ---------   ---------
Investment income                           $ 215,457   $ 183,402    $ 417,624   $ 373,933
                                            ---------   ---------    ---------   ---------
Interest expense on:
  Fixed annuity contracts                     (62,466)    (64,000)    (122,344)   (133,920)
  Guaranteed investment contracts             (50,306)    (34,531)     (97,561)    (71,376)
  Trust deposits                               (2,606)     (2,032)      (5,276)     (3,972)
  Senior indebtedness                         (13,363)    (12,103)     (27,618)    (23,215)
                                            ---------   ---------    ---------   ---------
  Total interest expense                     (128,741)   (112,666)    (252,799)   (232,483)
                                            ---------   ---------    ---------   ---------
NET INVESTMENT INCOME                          86,716      70,736      164,825     141,450
                                            ---------   ---------    ---------   ---------
NET REALIZED INVESTMENT LOSSES                 (8,344)     (5,887)     (15,575)    (11,254)
                                            ---------   ---------    ---------   ---------
Fee income:
  Variable annuity fees                        19,768      19,724       40,221      39,311
  Asset management fees                         6,662       8,127       13,687      16,476
  Net retained commissions                      7,383       7,070       14,003      13,707
  Trust fees                                    3,942       2,916        7,692       5,970
  Loan servicing fees                           6,055          --        8,033          --
                                            ---------   ---------    ---------   ---------
TOTAL FEE INCOME                               43,810      37,837       83,636      75,464
                                            ---------   ---------    ---------   ---------
Other income and expenses:
  Surrender charges                             3,412       2,637        6,156       5,151
  General and administrative expenses         (41,116)    (32,500)     (74,224)    (65,957)
  Amortization of deferred acquisition costs  (18,740)    (16,090)     (37,414)    (31,333)
  Other, net                                    1,016       1,074        2,884       1,550
                                            ---------   ---------    ---------   ---------
TOTAL OTHER INCOME AND EXPENSES               (55,428)    (44,879)    (102,598)    (90,589)
                                            ---------   ---------    ---------   ---------
PRETAX INCOME                                  66,754      57,807      130,288     115,071
Income tax expense                            (19,400)    (17,800)     (37,800)    (35,500)
                                            ---------   ---------    ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES               47,354      40,007       92,488      79,571

Cumulative effect of change in accounting
  for income taxes                                 --          --           --     (33,500)
                                            ---------   ---------    ---------   ---------
NET INCOME                                  $  47,354   $  40,007    $  92,488   $  46,071
                                            =========   =========    =========   =========
EARNINGS PER SHARE:
  Income before cumulative effect of change
    in accounting for income taxes          $    1.03   $     .86    $    2.01   $    1.71
  Cumulative effect of change in accounting
    for income taxes                               --          --           --        (.80)
                                            ---------   ---------    ---------   ---------
  Net income                                $    1.03   $     .86    $    2.01   $     .91
                                            =========   =========    =========   =========
NET EARNINGS APPLICABLE TO COMMON STOCK
  (used in the computation of earnings
  per share)                                $  43,180   $  35,906    $  84,175   $  37,869
                                            =========   =========    =========   =========
AVERAGE SHARES OUTSTANDING                     42,067      41,604       41,959      41,622
                                            =========   =========    =========   =========

                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the six months ended March 31, 1995 and 1994
                          (In thousands - unaudited)

                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     92,488     $     46,071
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       122,344          133,920
        Guaranteed investment contracts                97,561           71,376
        Trust deposits                                  5,276            3,972
      Net realized investment losses                   15,575           11,254
      Amortization (accretion) of net
       premiums (discounts) on investments            (14,209)           3,213
      Provision for deferred income taxes               5,117           30,597
      Cumulative effect of change in
        accounting for income taxes                        --           33,500
      Change in:
        Deferred acquisition costs                    (13,578)         (16,210)
        Other assets                                  (15,224)          (1,383)
        Income taxes currently payable                 (6,420)         (32,490)
        Other liabilities                              15,728           (6,460)
      Other, net                                       10,501            6,788
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             315,159          284,148
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale                    (1,756,731)      (3,788,156)
    Bonds, notes and redeemable preferred
      stocks held for investment                      (39,777)         (26,274)
    Mortgage loans                                   (146,464)        (120,098)
    Partnerships                                     (188,909)        (189,332)
    Other investments, excluding short-term
      investments                                     (88,871)         (52,433)
    Net assets of Imperial Premium Finance, Inc.     (442,804)              --
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     1,513,052        2,948,436
    Bonds, notes and redeemable preferred stock
      held for investment                                  --            7,640
    Kaufman and Broad Home Corporation
      warrants                                             --           28,618
    Other investments, excluding short-term
      investments                                      73,460           63,025
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                       568,331          169,380
    Bonds, notes and redeemable preferred
      stocks held for investment                      246,372          194,691
    Mortgage loans                                     40,045           84,971
    Other investments, excluding short-term
      investments                                      67,036          119,674
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                (155,260)        (559,858)
                                                 ------------     ------------

                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the six months ended March 31, 1995 and 1994
                          (In thousands - unaudited)



                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (25,700)    $    (24,986)
  Premium receipts on:
    Fixed annuity contracts                           559,286           57,136
    Guaranteed investment contracts                   716,775          376,464
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts                      51,572          (38,090)
  Receipts of trust deposits                          262,210          142,738
  Withdrawal payments on:
    Fixed annuity contracts                          (360,703)        (328,232)
    Guaranteed investment contracts                  (648,226)        (430,508)
    Trust deposits                                   (261,632)        (102,610)
  Claims and annuity payments on fixed
    annuity contracts                                 (92,472)         (90,000)
  Net proceeds from issuances of long-term notes           --           92,275
  Repayments of collateralized mortgage
    obligations                                       (28,662)         (49,810)
  Net decrease in other senior indebtedness                --          (15,119)
  Net receipts from (repayments of) other
    short-term financings                            (158,685)         156,271
                                                 ------------     ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       13,763         (254,471)
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                              173,662         (530,181)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  569,382        1,797,796
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    743,044     $  1,267,615
                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     27,485     $     26,636
                                                 ============     ============

  Income taxes paid, net of refunds received     $     39,103     $     37,387
                                                 ============     ============

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Basis of Presentation
    ---------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1995 and September 30, 1994, the results of its consolidated operations for the three months and six months ended March 31, 1995 and 1994 and its consolidated cash flows for the six months ended March 31, 1995 and 1994. The results of operations for the three months and six months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1994, contained in the Company's 1994 Annual Report to Shareholders. Certain items have been reclassified to conform to the current periods' presentation.

2.  Earnings per Share
    ------------------

    The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options and convertible preferred stock, which includes the Series A and D Depositary Shares issued in October 1991 and March 1993, respectively. Earnings Applicable To Common Stock are reduced by preferred stock dividend requirements, which amounted to $4,174,000 and $4,101,000 for the three months ended March 31, 1995 and 1994, respectively, and $8,313,000 and $8,202,000 for the six months ended March 31, 1995 and 1994, respectively, and do not include dividends paid on the convertible issues amounting to $3,477,000 in each of the three-month periods ended March 31, 1995 and 1994 and $6,953,000 in each of the six-month periods ended March 31, 1995 and 1994.

3.  Ratios of Earnings to Fixed Charges
    -----------------------------------

    The ratios of earnings to fixed charges for the three months and six months ended March 31, 1995 and 1994 are as follows:

                                         Three Months           Six Months
                                        ---------------      ---------------
                                         1995      1994       1995      1994
                                        -----     -----      -----     -----
      Ratio of earnings to fixed
      charges (excluding interest on
      fixed annuities, guaranteed
      investment contracts and
      trust deposits)                     6.0x      5.8x       5.7x      6.0x
                                        =====     =====      =====     =====
      Ratio of earnings to fixed
      charges (including interest on
      fixed annuities, guaranteed
      investment contracts and
      trust deposits)                     1.5x      1.5x       1.5x      1.5x
                                        =====     =====      =====     =====

                               SUNAMERICA INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months and six months ended March 31, 1995 and 1994.

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $47.4 million or $1.03 per share in the second quarter of 1995, compared with $40.0 million or $0.86 per share in the second quarter of 1994. For the six months, such income amounted to $92.5 million or $2.01 per share in 1995, compared with $79.6 million or $1.71 per share in 1994. The cumulative effect of the change in accounting for income taxes resulting from the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $33.5 million or $0.80 per share in the first quarter of fiscal 1994. Accordingly, net income amounted to $46.1 million or $0.91 per share for the six months of 1994.

      PRETAX INCOME totaled $66.8 million in the second quarter of 1995 and $57.8 million in the second quarter of 1994. For the six months, pretax income totaled $130.3 million in 1995, compared with $115.1 million in 1994. These improvements primarily resulted from increased net investment income and fee income, which were partially offset by increased general and administrative expenses, additional amortization of deferred acquisition costs and higher net realized investment losses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $86.7 million in the second quarter of 1995 from $70.7 million in second quarter of 1994. These amounts represent net investment spreads of 3.63% on average invested assets (computed on a daily basis) of $9.56 billion in the second quarter of 1995 and 3.21% on average invested assets of $8.81 billion in the second quarter of 1994. For the six months, net investment income increased to $164.8 million in 1995 from $141.5 million in 1994, representing net investment spreads of 3.48% and 3.19%, respectively, on average invested assets of $9.48 billion and $8.86 billion, respectively.

      Investment income totaled $215.5 million in second quarter of 1995, up $32.1 million from the $183.4 million recorded in the second quarter of 1994. For the six months, investment income amounted to $417.6 million in 1995, up $43.7 million from the $373.9 million recorded in 1994. Investment income increased in 1995 because of increased yields on a higher level of averaged invested assets. The yield on average invested assets rose to 9.01% in the second quarter of 1995 from 8.32% in the second quarter of 1994. For the six months, the yield on average invested assets rose to 8.81% in 1995 from 8.44% in 1994. These yields are computed without subtracting net realized investment losses. If net realized investment losses were included in the computation, the yields would be 8.66% in the second quarter of 1995, 8.06% in the second quarter of 1994, 8.48% in the six months of 1995 and 8.19% in the six months of 1994. Over the last six fiscal quarters, the Company's yields (before considering net realized investment losses) on average invested assets have ranged from 8.32% to 9.01%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      Increased investment yields primarily resulted from increased contributions from the Company's partnership investments. Investment income includes $22.8 million of partnership income in the second quarter of 1995, compared with $11.4 million in the second quarter of 1994. This income represents a yield of 13.12% on related average invested assets of $694.8 million in the second quarter of 1995, versus 8.58% on average partnership assets of $533.2 million in the second quarter of 1994. For the six months, partnership income totaled $46.4 million in 1995 (representing a yield of 14.23%) and $25.6 million in 1994 (representing a yield of 9.53%).

      The Company has also historically enhanced investment yield through its use of both dollar roll transactions ("Dollar Rolls") and total return corporate bond swap agreements ("Total Return Agreements"). Although the Company continues to use these programs, their use did not have a significant impact on investment income in fiscal 1995. (See "Asset-Liability Matching" for additional discussion of Dollar Rolls and Total Return Agreements).

      Total interest expense aggregated $128.7 million in the second quarter of 1995 and $112.7 million in the second quarter of 1994. For the six months, interest expense aggregated $252.8 million in 1995, compared with $232.5 million in 1994. The average rate paid on all interest-bearing liabilities increased to 5.83% in the second quarter of 1995 from 5.52% in the second quarter of 1994. For the six months, the average rate paid on all interest-bearing liabilities increased to 5.77% in 1995 from 5.66% in 1994. Interest-bearing liabilities averaged $8.83 billion during the second quarter of 1995, compared with $8.16 billion during the second quarter of 1994. For the six months, interest-bearing liabilities averaged $8.76 billion in 1995, compared with $8.22 billion in 1994.

      The increases in the average rate paid on all interest-bearing liabilities primarily resulted from increased average crediting rates on the Company's guaranteed investment contracts ("GICs"). Average GIC crediting rates were 6.68% in the second quarter of 1995, 6.05% in the second quarter of 1994, 6.61% for the six months of 1995 and 6.11% for the six months of 1994. Approximately 30% of the Company's GIC portfolio is variable-rate obligations that reprice periodically based upon certain defined indices. In addition, in fiscal 1995 the Company increased its average crediting rate on new GIC fixed-rate obligations relative to those issued in the comparable 1994 periods to maintain a generally competitive market rate as prevailing interest rates increased. The increases in the average crediting rates on the Company's GIC obligations were partially offset by modest declines in the average crediting rates on the Company's fixed annuity contracts. Average fixed annuity crediting rates were 5.38% in the second quarter of 1995, 5.42% in the second quarter of 1994, 5.35% in the six months of 1995 and 5.59% in the six months of 1994. These declines in annuity rates were primarily due to a decline in prevailing interest rates that began during the latter half of fiscal 1992 and continued into the first half of the 1994 fiscal year. This decline was reflected in a corresponding decrease in the average crediting rate on fixed annuity contracts, the majority of which reprice annually as interest rate guarantees are renewed.

      GROWTH IN AVERAGE INVESTED ASSETS since 1994 primarily reflects sales of the Company's fixed-rate products, consisting of fixed annuities (including the fixed accounts of variable annuity products) and GICs. Fixed annuity premiums aggregated $416.0 million in the second quarter of 1995, up significantly from $33.3 million in the second quarter of 1994. For the six months, premiums from fixed annuities totaled $559.3 million in 1995, up from $57.1 million in 1994. These premiums include premiums for the fixed accounts of variable annuities totaling $86.6 million, $23.6 million, $146.5 million and $36.1 million, respectively. Total fixed annuity premiums have increased primarily due to rising demand for fixed-rate investment options as prevailing interest rates increased during the latter half of the 1994 fiscal year and into fiscal 1995. GIC premiums increased to $152.5 million in the second quarter of 1995 from $117.3 million in the second quarter of 1994. For the six months, GIC premiums totaled $716.8 million in 1995, compared with $376.5 million in 1994. These increases in GIC sales reflect the variable demand for such products from state and local governmental authorities, pension plans, banks and asset management firms. In addition, the increase in GIC sales reflects the success of the Company's efforts to increase its GIC client base, particularly among asset management firms.

      The GICs issued by the Company and Sun Life Insurance Company of America ("Sun Life of America") typically guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. Sun Life of America imposes surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by banks or state and local governmental authorities may also permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. Contracts purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from seven to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity (see "Financial Condition and Liquidity").

      NET REALIZED INVESTMENT LOSSES totaled $8.3 million in the second quarter of 1995 and $5.9 million in the second quarter of 1994 and include impairment writedowns of $17.0 million and $8.7 million, respectively. Therefore, net gains from sales of investments totaled $8.7 million in the second quarter of 1995 and $2.8 million in the second quarter of 1994. For the six months, net realized investment losses totaled $15.6 in 1995, compared with $11.3 million in 1994 and include impairment writedowns of $21.7 million and $14.7 million, respectively. Therefore, for the six months, net gains from sales of investments totaled $6.1 million in 1995 and $3.4 million in 1994.

        Net gains in 1995 include $10.8 million of net gains ($7.8 million in the second quarter) on sales of common stocks made primarily to maximize total return and $8.0 million of net losses ($0.4 million in the second quarter) on sales of various bonds that were also primarily made to maximize total return. In addition, the Company realized $2.3 million of net gains ($1.5 million in the second quarter) on sales of real estate.

      Net gains in 1994 include $15.9 million of net gains ($8.7 million in the second quarter) on sales of common stocks made primarily to maximize total return. Net gains in 1994 also include $11.9 million of net losses ($5.8 million in the second quarter) on $2.01 billion of sales of bonds ($812.0 million in the second quarter). These bond sales include approximately $1.06 billion of sales of mortgage-backed securities ("MBSs") ($409.0 million in the second quarter) made primarily to acquire other MBSs that were then used in Dollar Rolls. In addition, bond sales include sales of high-yield investments and sales of certain collateralized mortgage obligations asset-backed securities that were made primarily to maximize total return.



      Impairment writedowns include additional provisions applied to defaulted bonds amounting to $18.1 million in 1995 ($13.8 million in the second quarter) and $7.2 million in 1994 ($1.2 million in the second quarter). In addition, the Company wrote down certain mortgage loans by $3.5 million during the second quarter of 1994 for estimated losses resulting from the January 17, 1994 Los Angeles earthquake.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $19.8 million in the second quarter of 1995 and $19.7 million in the second quarter of 1994. For the six months, variable annuity fees totaled $40.2 million in 1995, compared with $39.3 million in 1994. Variable annuity assets averaged $4.43 billion during the second quarter of 1995 and $4.50 billion during the second quarter of 1994. For the six months, variable annuity assets averaged $4.43 billion in 1995, compared with $4.40 billion in 1994. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $489.0 million since March 31, 1994.
Variable annuity premiums declined to $106.9 million in the second quarter of 1995 from $246.4 million in the second quarter of 1994. For the six months, variable annuity premiums declined to $206.2 million in 1995 from $476.5 million in 1994. These declines in premiums can be attributed, in part, to a rising demand for fixed-rate investment options, including the fixed accounts of variable annuities, as prevailing interest rates increased during the latter half of the 1994 fiscal year and during fiscal 1995. The Company has encountered increased competition in the variable annuity marketplace in fiscal 1994 and 1995 and anticipates that the market will remain highly competitive for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $6.7 million on average assets managed of $2.03 billion in the second quarter of 1995 and $8.1 million on average assets managed of $2.46 billion in the second quarter of 1994. For the six months, asset management fees totaled $13.7 million on average assets managed of $2.07 billion in 1995, compared with $16.5 million on average assets managed of $2.50 billion in 1994. Asset management fees decreased primarily due to a decline in the market value of assets managed and redemptions since March 31, 1994, both a reflection of adverse market conditions for fixed-income and equity securities which can be attributed, in part, to rising interest rates during the latter half of the 1994 fiscal year and into fiscal 1995. Mutual fund sales in 1995 were also affected by these adverse market conditions. Sales of mutual funds, excluding sales of money market funds, totaled $30.9 million in the second quarter of 1995, compared with $124.0 million in the second quarter 1994. For the six months, such sales totaled $60.5 million in 1995, compared with $236.3 million in 1994.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $7.4 million in the second quarter of 1995 and $7.1 million in the second quarter of 1994. For the six months, net retained commissions totaled $14.0 million in 1995, compared with $13.7 million in 1994. Sales of nonproprietary products (mainly mutual funds and general securities) totaled $1.67 billion in the second quarter of 1995 and $1.68 billion in the second quarter of 1994. For the six months, sales of nonproprietary products totaled $2.93 billion in 1995, compared with $3.21 billion in 1994. Net retained commissions are not proportionate to sales primarily due to differences in sales mix.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts ("IRAs"), as well as for other qualified pension plans. Trust fees increased to $3.9 million in the second quarter of 1995 from $2.9 million in the second quarter of 1994. For the six months, trust fees totaled $7.7 million in 1995, compared with $6.0 million in 1994. Trust fees increased primarily due to an increase in the average number of trust accounts, principally resulting from the October 1, 1994 acquisition of the right to service certain IRAs from New England Mutual Life Insurance Company.

      LOAN SERVICING FEES are earned by the Company's recently formed subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for businesses to fund their commercial property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing the sold loans. Such fee income totaled $6.1 million for the second quarter and $8.0 million for the six months of 1995. Imperial's net assets were acquired on November 30, 1994, and, therefore, no such fee income was earned in the comparable periods of 1994.

      SURRENDER CHARGES on fixed and variable annuities totaled $3.4 million in the second quarter of 1995, compared with $2.6 million in the second quarter of 1994. For the six months, surrender charges totaled $6.2 million in 1995 and $5.2 million in 1994. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $344.9 million in the second quarter of 1995 and $307.1 million in the second quarter of 1994. These payments represent 16.1% and 14.1%, respectively, of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $657.8 million in 1995 and $544.8 million in 1994, and represent 15.5% and 12.5%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $164.7 million in the second quarter of 1995, $134.1 million in the second quarter of 1994, $309.2 million in the six months of 1995 and $222.8 million in the six months of 1994. Variable annuity surrenders have increased primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace. In addition, fixed annuity surrenders have increased largely due to policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $41.1 million in the second quarter of 1995, compared with $32.5 million in the second quarter of 1994. For the six months, general and administrative expenses totaled $74.2 million in 1995, compared with $66.0 million in 1994, and represent 1.0% of average total assets for 1995 and 0.9% for 1994. General and administrative expenses in fiscal 1995 include the expenses of recently acquired Imperial. In addition, the second quarter of 1995 includes $2.5 million of expense for the initial stages of a recently initiated national advertising campaign. General and administrative expenses remain closely controlled through a company-wide cost containment program to increase the Company's brand name awareness.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS increased from that recorded during 1994 primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization of all deferred acquisition costs totaled $18.7 million in the second quarter of 1995 and $16.1 million in the second quarter of 1994. For the six months, such amortization totaled $37.4 million in 1995 and $31.3 million in 1994.

      INCOME TAX EXPENSE totaled $19.4 million in the second quarter of 1995 and $17.8 million in the second quarter of 1994, representing effective tax rates of 29% and 31%, respectively. For the six months, income tax expense totaled $37.8 million in 1995, compared with $35.5 million in 1994, also representing effective tax rates of 29% and 31%, respectively. These tax rates reflect the favorable impact of certain affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY increased by $119.9 million to $1.08 billion at March 31, 1995 from $961.9 million at December 31, 1994. This increase primarily reflects an $85.2 million reduction in net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity and $47.4 million of net income recorded in the second quarter of 1995. These favorable factors were partially offset by $13.0 million of dividends paid by the Company to its shareholders. Book value per share amounted to $21.66 at March 31, 1995, compared with $18.76 at December 31, 1994. Excluding net unrealized losses on debt and equity securities available for sale, book value per share amounted to $24.33 at March 31, 1995 and $23.49 at December 31, 1994.

      TOTAL ASSETS increased by $451.7 million to $15.23 billion at March 31, 1995 from $14.78 billion at December 31, 1994, principally due to a $305.3 million increase in invested assets and a $176.3 million increase in the separate account for variable annuities.

      INVESTED ASSETS at March 31, 1995 totaled $9.80 billion, compared with $9.49 billion at December 31, 1994. This $305.3 million increase primarily resulted from an increase in reserves for fixed annuity contracts and a decrease in net unrealized losses on debt and equity securities available for sale.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. The Company carries the portion of its portfolio of bonds, notes and redeemable preferred stocks that is available for sale (the "Available for Sale Portfolio") at estimated fair value. The remaining portion of its portfolio of bonds, notes and redeemable preferred stocks is held for investment and is carried at amortized cost.

      BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), at March 31, 1995, had an aggregate amortized cost that exceeded its fair value by $235.5 million (including net unrealized losses of $246.2 million on the Available for Sale Portfolio). The aggregate amortized cost of the Bond Portfolio was $430.1 million above its fair value at December 31, 1994 (including net unrealized losses of $421.7 million on the Available for Sale Portfolio). The decrease in net unrealized losses on the Bond Portfolio since December 31, 1994 principally resulted from a decrease in prevailing long-term interest rates and the corresponding effect on the Bond Portfolio.

      Approximately $6.66 billion or 99.6% of the Bond Portfolio (at amortized cost) at March 31, 1995 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At March 31, 1995, approximately $5.68 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including
$4.17 billion of U.S. government/agency securities and MBSs.

      At March 31, 1995, the Bond Portfolio included $980.5 million (fair value, $938.1 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their March 31, 1995 amortized cost, these bonds accounted for 6.4% of the Company's total assets and 9.8% of invested assets. In addition to its direct investment in non-investment grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $213.8 million at March 31, 1995 (see "Asset-Liability Matching").

      Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at March 31, 1995.

      The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 1995.

                                          Rated Bonds By Rating Classification
                                                 (Dollars in thousands)
                                                  Issues not rated by S&P/Moody's
          Issues Rated by S&P/Moody's                    By NAIC Category                            Total
- ----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                   Estimated               Percent of  Estimated
 S&P (Moody's)         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
- ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA+ to A-
  (Aaa to A3)          $2,934,180   $2,813,406       1     $1,456,030   $1,416,400   $4,390,210     43.77%   $4,229,806
BBB+ to BBB-
  (Baa1 to Baa3)          457,965      433,408       2        831,075      809,649    1,289,040     12.85     1,243,057
BB+ to BB-
  (Ba1 to Ba3)             84,479       79,575       3        152,331      150,285      236,810      2.36       229,860
B+ to B- (B1 to B3)       434,698      418,799       4        193,750      187,255      628,448      6.27       606,054
CCC+ to C-
  (Caa to C)               24,547       21,103       5         56,029       49,281       80,576      0.80        70,384
D                              --           --       6         34,682       31,802       34,682      0.35        31,802
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES     $3,935,869   $3,766,291             $2,723,897   $2,644,672   $6,659,766              $6,410,963
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

(3)   At amortized cost.

    SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $689.2 million at March 31, 1995. Secured Loans are primarily originated by money center or investment banks or are originated directly by the Company. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At March 31, 1995, Secured Loans consisted of loans to 109 borrowers spanning 33 industries, with no industry concentration constituting more than 12% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. The majority of the Company's Secured Loans are not rated by S&P or Moody's. However, 88% of the Secured Loans (at amortized cost) are rated in NAIC categories 1 and 2. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment grade securities, management believes that generally the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions.

      MORTGAGE LOANS aggregated $1.52 billion at March 31, 1995 and consisted of 651 first mortgage loans with an average loan balance of approximately $2.3 million, collateralized by properties located in 26 states. Approximately 50% of the portfolio was multifamily residential, 23% was retail, 7% was office, 7% was industrial and 13% was other types. At March 31, 1995, approximately 29% of the portfolio was secured by properties located in California and no more than 12% of the portfolio was secured by properties in any other single state. At March 31, 1995, there were no construction, takeout, farm or land loans and there were 27 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 29% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At March 31, 1995, approximately 21% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 1998. At March 31, 1995, loans delinquent by more than 90 days totaled $20.4 million and constituted 1.3% of total mortgages. Loans foreclosed upon and transferred to real estate in the balance sheet during fiscal 1995 totaled $13.3 million (0.9% of total mortgages).

      Approximately 39% of the mortgage loans in the portfolio at March 31, 1995 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation and other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk for the industry than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans, and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.



      At March 31, 1995, mortgage loans having an aggregate carrying value of $78.0 million had been restructured. Of this amount, $10.6 million was restructured during fiscal 1995, and $0.6 million, $24.2 million and $42.6 million were restructured during fiscal years 1994, 1993 and 1992, respectively.

      PARTNERSHIP investments totaled $719.8 million at March 31, 1995, constituting investments in 247 separate partnerships with an average size of $2.9 million. The portfolio includes: (i) $324.9 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 500 separate issuers; (ii) $231.0 million of partnerships that make tax-advantaged investments in affordable housing, currently involving 191 multifamily projects in 31 states; and (iii) $163.9 million of partnerships that invest in mortgage loans and income-producing real estate. At March 31, 1995, $433.4 million of the Company's partnerships were accounted for by using the cost method and $286.4 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated for the affordable housing partnerships by the
marketability of the tax credits they generate.   The Company believes that
these risks are acceptable in light of anticipated partnership returns and the contractual termination provisions contained in the partnership agreements.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 76% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at March 31, 1995.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. The cash flow obtained from MBSs helps to maintain the anticipated spread, while providing desired liquidity. At March 31, 1995 the weighted average life of the Company's investments was approximately 4.1 years and the portfolio had a duration of approximately 3.6 years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      As a component of investment strategy, the Company utilizes Interest Rate Swap Agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company generally utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate assets. At March 31, 1995, the Company had 25 outstanding Swap Agreements with an aggregate notional principal amount of $1.23 billion. These agreements mature in various years through 1998 and have an average remaining maturity of 21 months.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $56.6 million at March 31, 1995, including $36.2 million (fair value, $28.7 million) of unsecured loans and $20.4 million (fair value, $20.4 million) of mortgage loans. At March 31, 1995, defaulted investments constituted 0.6% of total invested assets at amortized cost. At December 31, 1994, defaulted investments totaled $57.9 million, including $33.6 million (fair value, $28.5 million) of mortgage loans and $24.3 million (fair value, $24.3 million) of unsecured loans. At December 31, 1994, defaulted investments constituted 0.6% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1995, approximately $2.85 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $80.6 million, while approximately $3.82 billion had an aggregate unrealized loss of $316.1 million. In addition, the Company's investment portfolio also currently provides approximately $104.9 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at March 31, 1995, had invested assets with an amortized cost of $857.1 million (fair value, $842.5 million) and outstanding indebtedness of $472.8 million, comprising all of the Company's consolidated senior indebtedness.
Additionally, as of March 31, 1995, the Parent had three GICs purchased by local government authorities that aggregated $250.4 million. The Parent's annual debt service with respect to these debt and GIC obligations totals $29.8 million for the remainder of fiscal 1995, $70.3 million for fiscal 1996, $70.3 million for fiscal 1997, $89.9 million for fiscal 1998, $198.9 million for fiscal 1999 and $908.9 million, in the aggregate, thereafter.

      The Parent received dividends from its regulated life insurance subsidiaries of $69.2 million in March 1995, $43.0 million in December 1993, $30.0 million in December 1992 and $25.0 million in December 1991. The Parent also received dividends of $1.5 million in fiscal 1995, $2.4 million in fiscal 1994, $4.7 million in fiscal 1993, $17.1 million in fiscal 1992 and $43.2 million in fiscal 1991 from its other directly-owned subsidiaries.

      The Parent, Sun Life of America, SunAmerica Financial, Inc., and SunAmerica Asset Management Corp. have sold certain of their interests in various partnerships that make tax-advantaged affordable housing investments. As part of the sales transactions, the Parent has guaranteed a minimum defined yield and funding of certain defined operating deficits in return for a fee.
A portion of the fees received has been deferred to absorb any required payments with respect to these guarantees. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose. Accordingly, management does not anticipate any material future losses with respect to these guarantees.

      Anchor has undertaken to dispose of $57.3 million (its statutory carrying value) of certain of its real estate located in the Phoenix, Arizona metropolitan area during the next one to two years, either to affiliated or nonaffiliated parties, and the Parent has guaranteed that Anchor will receive its statutory carrying value of these assets. The Parent has pledged certain marketable securities having an amortized cost of $14.2 million at March 31, 1995 to secure this guarantee. This real estate has a consolidated carrying value of approximately $28.6 million at March 31, 1995.

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


                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
- -------------------------------------------------------------

On January 27, 1995 the Company held its annual meeting of shareholders. The shareholders voted upon the following matters: (1) the election of nine directors, which comprise the entire Board of Directors; (2) approval of the Annual Performance Incentive Compensation Plan (the "PIC Plan"); and (3) approval of the 1995 Performance Stock Plan (the "Stock Plan").

Each matter was approved. The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

                                             Votes
                                Votes   Against or                    Broker
                                  For     Withheld   Abstentions   Non-Votes
                           ----------   ----------   -----------   ---------
ELECTION OF DIRECTORS:

Eli Broad                  77,163,545      126,432
Ronald J. Arnault          77,176,661      113,316
David O. Maxwell           77,172,324      117,653
Barry Munitz               77,175,597      114,380
Lester Pollack             77,170,821      119,156
Richard D. Rohr            77,172,849      117,128
Sanford C. Sigoloff        77,171,232      118,745
Karen Hastie Williams      76,178,174    1,111,803
Harold M. Williams         77,166,423      123,554

PIC PLAN                   75,597,382    1,268,525       430,595     227,910

STOCK PLAN                 72,888,877    4,130,790       290,957     213,788

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

EXHIBITS

11   Statement re computation of per share earnings.

23 The consent of Price Waterhouse, independent accountants, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, is incorporated by reference herein.

27   Financial Data Schedule.

REPORTS ON FORM 8-K

On January 24, 1995, the Company filed a current report on Form 8-K that announced its first quarter 1995 earnings.

On April 25, 1995, the Company filed a current report on Form 8-K that announced its second quarter 1995 earnings.



                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUNAMERICA INC.
                                          -----------------------------------
                                          Registrant



Dated     May 12, 1995                    /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated     May 12, 1995                    /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller