Form 10-Q
period 1995-06-30
SUNAMERICA INC
filed 1995-08-14
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1995
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 29,398,010 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 6,826,439 shares outstanding






                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      June 30, 1995 and September 30, 1994                             3-4


      Consolidated Income Statement (Unaudited) -
      Three Months and Nine Months Ended June 30, 1995 and 1994        5


      Consolidated Statement of Cash Flows (Unaudited) -
      Nine Months Ended June 30, 1995 and 1994                         6-7


      Notes to Consolidated Financial Statements (Unaudited)           8-9


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            10-25


Part II - Other Information                                            26

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)


                                                   June 30,      September 30,
                                                     1995             1994
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments               $     766,926    $     569,382
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at fair value
      (amortized cost: June 30, 1995,
      $6,271,857; September 30, 1994,
      $5,599,780)                                   6,236,728        5,270,738
    Held for investment, at amortized cost
      (fair value: June 30, 1995,
      $831,416; September 30, 1994,
      $1,072,222)                                     809,731        1,064,132
  Mortgage loans                                    1,534,936        1,426,924
  Common stocks, at fair value
    (cost: June 30, 1995, $25,699;
    September 30, 1994, $49,336)                       38,834           61,660
  Partnerships                                        784,523          593,854
  Real estate                                         102,898          107,053
  Other invested assets                               198,179          186,647
                                                 ------------    -------------
  Total investments                                10,472,755        9,280,390

Variable annuity assets                             4,893,894        4,513,093
Accrued investment income                             105,897          105,686
Deferred acquisition costs                            523,620          581,874
Other assets                                          199,382          175,182
                                                 ------------    -------------
TOTAL ASSETS                                     $ 16,195,548    $  14,656,225
                                                 ============    =============

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                   June 30,      September 30,
                                                     1995             1994
                                                -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts          $   4,887,635    $   4,519,623
  Reserves for guaranteed investment contracts      3,276,686        2,783,522
  Trust deposits                                      430,868          442,320
  Payable to brokers for purchases of securities      552,723          643,734
  Income taxes currently payable                       10,567            4,600
  Other liabilities                                   316,147          212,429
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                         9,474,626        8,606,228
                                                 ------------    -------------
Variable annuity liabilities                        4,893,894        4,513,093
                                                 ------------    -------------
Senior indebtedness:
  Long-term notes and debentures                      472,835          472,835
  Collateralized mortgage obligations                      --           28,662
                                                 ------------    -------------
  Total senior indebtedness                           472,835          501,497
                                                 ------------    -------------
Deferred income taxes                                 136,585           74,319
                                                 ------------    -------------
Company-obligated preferred securities of
  grantor trust whose sole asset is $54,259
  principal amount of 9.95% junior
  subordinated debentures, due 2044, of
  the Company                                          52,631               --
                                                 ------------    -------------
Shareholders' equity:
  Preferred stock                                     321,642          374,273
  Nontransferable Class B Stock                         6,826            6,826
  Common Stock                                         29,398           28,977
  Additional paid-in capital                          201,277          188,667
  Retained earnings                                   614,800          512,571
  Net unrealized losses on debt and
    equity securities available for
    sale                                               (8,966)        (150,226)
                                                 ------------    -------------
  Total shareholders' equity                        1,164,977          961,088
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 16,195,548    $  14,656,225
                                                 ============    =============

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
       For the three months and nine months ended June 30, 1995 and 1994
             (In thousands, except per share amounts - unaudited)
                                                 Three months             Nine months
                                            ---------------------    ---------------------
                                                 1995        1994         1995        1994
                                            ---------   ---------    ---------   ---------
Investment income                           $ 233,261   $ 187,019    $ 650,885   $ 560,952
                                            ---------   ---------    ---------   ---------
Interest expense on:
  Fixed annuity contracts                     (67,940)    (60,863)    (190,284)   (194,783)
  Guaranteed investment contracts             (54,215)    (36,835)    (151,776)   (108,211)
  Trust deposits                               (2,625)     (2,251)      (7,901)     (6,223)
  Senior indebtedness                         (13,413)    (12,829)     (41,031)    (36,044)
                                            ---------   ---------    ---------   ---------
  Total interest expense                     (138,193)   (112,778)    (390,992)   (345,261)
                                            ---------   ---------    ---------   ---------
Dividends paid on preferred
  securities of grantor trust                    (364)         --         (364)         --
                                            ---------   ---------    ---------   ---------
NET INVESTMENT INCOME                          94,704      74,241      259,529     215,691
                                            ---------   ---------    ---------   ---------
NET REALIZED INVESTMENT LOSSES                 (8,975)     (5,312)     (24,550)    (16,566)
                                            ---------   ---------    ---------   ---------
Fee income:
  Variable annuity fees                        21,246      19,837       61,467      59,148
  Asset management fees                         6,712       7,541       20,399      24,017
  Net retained commissions                      8,670       7,181       22,673      20,888
  Loan servicing fees                           5,874          --       13,907          --
  Trust fees                                    3,892       3,081       11,584       9,051
                                            ---------   ---------    ---------   ---------
TOTAL FEE INCOME                               46,394      37,640      130,030     113,104
                                            ---------   ---------    ---------   ---------
Other income and expenses:
  Surrender charges                             3,013       2,883        9,169       8,034
  General and administrative expenses         (44,358)    (32,198)    (118,582)    (98,155)
  Amortization of deferred acquisition costs  (21,783)    (17,241)     (59,197)    (48,574)
  Other, net                                      370       1,150        3,254       2,700
                                            ---------   ---------    ---------   ---------
TOTAL OTHER INCOME AND EXPENSES               (62,758)    (45,406)    (165,356)   (135,995)
                                            ---------   ---------    ---------   ---------
PRETAX INCOME                                  69,365      61,163      199,653     176,234
Income tax expense                            (21,100)    (19,100)     (58,900)    (54,600)
                                            ---------   ---------    ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES               48,265      42,063      140,753     121,634

Cumulative effect of change in accounting
  for income taxes                                 --          --           --     (33,500)
                                            ---------   ---------    ---------   ---------
NET INCOME                                  $  48,265   $  42,063    $ 140,753   $  88,134
                                            =========   =========    =========   =========
EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING FOR INCOME TAXES          $    1.05   $     .91    $    3.06   $    2.63
  Cumulative effect of change in accounting
    for income taxes                               --          --           --        (.81)
                                            ---------   ---------    ---------   ---------
  NET INCOME                                $    1.05   $     .91    $    3.06   $    1.82
                                            =========   =========    =========   =========
NET EARNINGS APPLICABLE TO COMMON STOCK
  (used in the computation of earnings
  per share)                                $  44,478   $  37,958    $ 128,653   $  75,827
                                            =========   =========    =========   =========
AVERAGE SHARES OUTSTANDING                     42,288      41,546       42,069      41,596
                                            =========   =========    =========   =========






                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended June 30, 1995 and 1994
                          (In thousands - unaudited)

                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    140,753     $     88,134
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       190,284          194,783
        Guaranteed investment contracts               151,776          108,211
        Trust deposits                                  7,901            6,223
      Net realized investment losses                   24,550           16,566
      Amortization (accretion) of net
       premiums (discounts) on investments            (21,438)             391
      Provision for deferred income taxes             (13,798)          62,738
      Cumulative effect of change in
        accounting for income taxes                        --           33,500
      Change in:
        Deferred acquisition costs                    (19,146)         (19,726)
        Other assets                                   (8,839)          (5,163)
        Income taxes currently payable                 11,883          (56,130)
        Other liabilities                              64,884            6,558
      Other, net                                       10,882            4,199
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             539,692          440,284
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale                    (3,890,673)      (4,475,927)
    Bonds, notes and redeemable preferred
      stocks held for investment                      (55,641)         (36,035)
    Mortgage loans                                   (194,043)        (213,674)
    Partnerships                                     (335,035)        (236,821)
    Other investments, excluding short-term
      investments                                     (83,844)         (46,263)
    Net assets of Imperial Premium Finance, Inc.     (442,804)              --
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     2,825,190        3,455,845
    Bonds, notes and redeemable preferred stocks
      held for investment                               2,052           13,349
    Kaufman and Broad Home Corporation
      warrants                                             --           28,618
    Partnerships                                      109,591           25,775
    Other investments, excluding short-term
      investments                                      78,461           46,324
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     1,061,049          318,525
    Bonds, notes and redeemable preferred
      stocks held for investment                      309,969          298,590
    Mortgage loans                                     67,460          114,509
    Other investments, excluding short-term
      investments                                      76,202          123,964
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                (472,066)        (583,221)
                                                 ------------     ------------

                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the nine months ended June 30, 1995 and 1994
                          (In thousands - unaudited)



                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders $ (38,524) $ (37,489) Premium receipts on:
    Fixed annuity contracts                           812,980          127,192
    Guaranteed investment contracts                 1,104,699          675,416
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts                      41,114          (36,275)
  Receipts of trust deposits                          346,335          236,619
  Withdrawal payments on:
    Fixed annuity contracts                          (537,798)        (528,636)
    Guaranteed investment contracts                  (763,311)        (518,621)
    Trust deposits                                   (365,684)        (180,074)
  Claims and annuity payments on fixed
    annuity contracts                                (136,632)        (133,079)
  Net proceeds from issuances of long-term notes           --           92,275
  Repayments of collateralized mortgage
    obligations                                       (28,662)         (66,556)
  Net decrease in other senior indebtedness                --          (15,119)
  Net repayments of other short-term financings      (304,599)        (379,207)
                                                 ------------     ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      129,918         (763,554)
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                              197,544         (906,491)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  569,382        1,797,796
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    766,926     $    891,305
                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     39,282     $     40,355
                                                 ============     ============

  Income taxes paid, net of refunds received     $     60,816     $     47,992
                                                 ============     ============
NON-CASH FINANCING ACTIVITY:

  Exchange of 2,105,235 shares of
    9-1/4% Series B Preferred Stock for
    preferred securities of grantor trust        $     52,631     $         --
                                                 ============     ============

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1.  Basis of Presentation
    ---------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1995 and September 30, 1994, the results of its consolidated operations for the three months and nine months ended June 30, 1995 and 1994 and its consolidated cash flows for the nine months ended June 30, 1995 and 1994. The results of operations for the three months and nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1994, contained in the Company's 1994 Annual Report to Shareholders. Certain items have been reclassified to conform to the current periods' presentation.

2.  Preferred Securities of Grantor Trust
    -------------------------------------

    On June 13, 1995, pursuant to an exchange offer, SunAmerica Capital Trust I (the "Grantor Trust"), a consolidated wholly owned subsidiary of the Company, issued $52,630,875 liquidation amount of its 9.95% Trust Originated Preferred Securities (the "Preferred Securities") to holders of 2,105,235 shares of the Company's 9-1/4% Series B Preferred Stock, also having a liquidation preference of $52,630,875.

    In connection with the issuance of the Preferred Securities and the related purchase by the Company of the Grantor Trust's Common Securities, the Company issued to the Grantor Trust $54,258,650 principal amount of 9.95% Junior Subordinated Debentures, due 2044 (the "Debentures"). The interest and other payment dates on the Debentures correspond to the distribution and other payment dates on the Preferred and Common Securities. Under certain circumstances involving a change in law or legal interpretation, the Debentures may be distributed to holders of the Preferred and Common Securities in liquidation of the Grantor Trust. The Debentures are redeemable at the option of the Company on or after June 15, 1997 at a redemption price of $25 per Debenture plus accrued and unpaid interest.
    The Preferred and Common Securities will be redeemed on a pro rata basis, to the same extent as the Debentures are repaid, at $25 per security plus accumulated and unpaid distributions. The Company believes that its obligations under the Debentures and related agreements, taken together, are equivalent to a full and unconditional guarantee of payments due on the Preferred Securities. The Debentures and the Common Securities are eliminated in the accompanying consolidated balance sheet.






                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)




3.  Earnings per Share
    ------------------

    The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options and convertible preferred stock, which includes the Series A and D Depositary Shares issued in October 1991 and March 1993, respectively. Earnings Applicable To Common Stock are reduced by preferred stock dividend requirements, which amounted to $3,787,000 and $4,105,000 for the three months ended June 30, 1995 and 1994, respectively, and $12,100,000 and $12,307,000 for the nine months ended June 30, 1995 and 1994, respectively. These preferred stock dividend requirements do not include dividends paid on the convertible issues, which amounted to $3,477,000 and $5,142,000 in the three months ended June 30, 1995 and 1994, respectively, and $10,430,000 and $15,425,000 for the nine months ended June 30, 1995 and 1994, respectively.

4.  Ratios of Earnings to Fixed Charges
    -----------------------------------

    The ratios of earnings to fixed charges for the three months and nine months ended June 30, 1995 and 1994 are as follows:

                                         Three Months          Nine Months
                                        ---------------      ---------------
                                         1995      1994       1995      1994
                                        -----     -----      -----     -----
      Ratio of earnings to fixed
      charges (excluding interest on
      fixed annuities, guaranteed
      investment contracts and
      trust deposits)                     6.0x      5.8x       5.8x      5.9x
                                        =====     =====      =====     =====
      Ratio of earnings to fixed
      charges (including interest on
      fixed annuities, guaranteed
      investment contracts and
      trust deposits)                     1.5x      1.5x       1.5x      1.5x
                                        =====     =====      =====     =====

                               SUNAMERICA INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months and nine months ended June 30, 1995 and 1994.

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $48.3 million or $1.05 per share in the third quarter of 1995 and $140.8 million or $3.06 per share in the nine months of 1995, compared with $42.1 million or $0.91 per share in the third quarter of 1994 and $121.6 million or $2.63 per share in the nine months of 1994. The cumulative effect of the change in accounting for income taxes resulting from the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $33.5 million or $0.81 per share in the first quarter of fiscal 1994. Accordingly, net income amounted to $88.1 million or $1.82 per share in the nine months of 1994.

      PRETAX INCOME totaled $69.4 million in the third quarter of 1995 and $61.2 million in the third quarter of 1994. For the nine months, pretax income totaled $199.7 million in 1995, compared with $176.2 million in 1994. These improvements primarily resulted from increased net investment income and fee income, which were partially offset by increased general and administrative expenses, additional amortization of deferred acquisition costs and higher net realized investment losses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest or dividends paid on fixed annuities and other interest-bearing liabilities, increased to $94.7 million in the third quarter of 1995 from $74.2 million in third quarter of 1994. These amounts represent net investment spreads of 3.81% on average invested assets (computed on a daily basis) of $9.93 billion in the third quarter of 1995 and 3.37% on average invested assets of $8.81 billion in the third quarter of 1994. For the nine months, net investment income increased to $259.5 million in 1995 from $215.7 million in 1994, representing net investment spreads of 3.59% and 3.25%, respectively, on average invested assets of $9.63 billion and $8.84 billion, respectively.

      Investment income totaled $233.3 million in third quarter of 1995, up $46.3 million from the $187.0 million recorded in the third quarter of 1994. For the nine months, investment income amounted to $650.9 million in 1995, up $89.9 million from the $561.0 million recorded in 1994. Investment income increased in 1995 as a result of increased yields on higher levels of average invested assets. The yield on average invested assets rose to 9.39% in the third quarter of 1995 from 8.49% in the third quarter of 1994. For the nine months, the yield on average invested assets rose to 9.01% in 1995 from 8.46% in 1994. These yields are computed without subtracting net realized investment losses. If net realized investment losses were included in the computation, the yields would be 9.03% in the third quarter of 1995, 8.25% in the third quarter of 1994, 8.67% in the nine months of 1995 and 8.21% in the nine months of 1994. Over the last seven fiscal quarters, the Company's yields (before considering net realized investment losses) on average invested assets have ranged from 8.32% to 9.39%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      Increased investment yields in 1995 reflect higher average prevailing interest rates relative to the comparable 1994 periods. In addition, investment income in 1995 includes increased contributions from the Company's investments in partnerships and other similar entities. Income from such investments in 1995 totaled $77.3 million ($30.9 million in the third quarter), compared with $44.4 million in 1994 ($18.7 million in the third quarter). This income represents a yield of 14.33% on related average assets of $719.0 million in 1995 (16.11% on related average assets of $766.9 million in the third quarter of 1995), compared with 10.75% on related average assets of $550.3 million in 1994 (13.36% on related average assets of $558.7 million in the third quarter of 1994).

      The Company has also historically enhanced investment yield through its use of both dollar roll transactions ("Dollar Rolls") and total return corporate bond swap agreements ("Total Return Agreements"). The Company recorded income on the Total Return Agreements of $9.7 million ($5.5 million in the third quarter) in 1995, compared with $4.1 million ($0.3 million in the third quarter) in 1994. Although the Company continues to use Dollar Rolls, they did not have a significant impact on investment income in fiscal 1995. (See "Asset-Liability Matching" for additional discussion of Dollar Rolls and Total Return Agreements).

      Total interest and dividend expense aggregated $138.6 million in the third quarter of 1995 and $112.8 million in the third quarter of 1994. For the nine months, interest and dividend expense aggregated $391.4 million in 1995, compared with $345.3 million in 1994. The average rate paid on all interest-bearing liabilities increased to 6.03% in the third quarter of 1995 from 5.52% in the third quarter of 1994. For the nine months, the average rate paid on all interest-bearing liabilities increased to 5.86% in 1995 from 5.61% in 1994. Interest-bearing liabilities averaged $9.19 billion during the third quarter of 1995, compared with $8.16 billion during the third quarter of 1994. For the nine months, interest-bearing liabilities averaged $8.90 billion in 1995, compared with $8.20 billion in 1994.

      The increases in the average rate paid on all interest-bearing liabilities primarily resulted from increased average crediting rates on the Company's guaranteed investment contracts ("GICs"). Average GIC crediting rates were 6.84% in the third quarter of 1995, 6.24% in the third quarter of 1994, 6.69% in the nine months of 1995 and 6.15% in the nine months of 1994. Approximately 30% of the Company's GIC portfolio are variable-rate obligations that reprice periodically based upon certain defined indices. In addition, in fiscal 1995, the Company increased its average crediting rate on new fixed-rate GIC obligations relative to those issued in the comparable 1994 periods to maintain a generally competitive market rate. For the nine months, the increase in the average GIC crediting rate was partially offset by a modest decline in the average crediting rate on the Company's fixed annuity contracts. Average fixed annuity crediting rates were 5.60% in the third quarter of 1995, 5.28% in the third quarter of 1994, 5.43% in the nine months of 1995 and 5.49% in the nine months of 1994.

      GROWTH IN AVERAGE INVESTED ASSETS since 1994 primarily reflects sales of the Company's fixed-rate products, consisting of fixed annuities (including the fixed accounts of variable annuity products) and GICs. Fixed annuity premiums have aggregated $915.8 million since June 30, 1994. GIC premiums have aggregated $1.47 billion since June 30, 1994. Third quarter fixed annuity premiums totaled $253.7 million in 1995, up significantly from $70.1 million in 1994, while nine-month premiums from fixed annuities aggregated $813.0 million in 1995, up from $127.2 million in 1994. These premiums include premiums for the fixed accounts of variable annuities totaling $70.9 million, $48.0 million, $217.4 million and $84.1 million, respectively. These increases in fixed annuity premiums during 1995 reflect generally heightened demand for fixed-rate products in 1995 relative to the comparable 1994 periods. This heightened demand may be attributed, in part, to the increase in prevailing long-term interest rates that began during the latter half of fiscal 1994 and continued into the first quarter of fiscal 1995. GIC premiums increased to $387.9 million in the third quarter of 1995 from $299.0 million in the third quarter of 1994. For the nine months, GIC premiums totaled $1.10 billion in 1995, compared with $675.4 million in 1994. These increases in GIC sales reflect the variable demand for such products from state and local governmental authorities, pension plans, banks and asset management firms. In addition, the increase in GIC sales reflects the success of the Company's efforts to increase its GIC client base, particularly among asset management firms.

      The GICs issued by the Company and its life insurance subsidiaries typically guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. The life insurance subsidiaries impose surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by banks or state and local governmental authorities may also permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. Contracts purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from seven to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity (see "Financial Condition and Liquidity").

      NET REALIZED INVESTMENT LOSSES totaled $9.0 million in the third quarter of 1995 and $5.3 million in the third quarter of 1994 and include impairment writedowns of $6.3 million and $5.9 million, respectively. Therefore, net losses realized from sales of investments totaled $2.7 million in the third quarter of 1995, compared with net gains of $0.6 million realized in the third quarter of 1994. For the nine months, net realized investment losses totaled $24.6 million in 1995, compared with $16.6 million in 1994 and include impairment writedowns of $28.0 million and $20.7 million, respectively. Therefore, for the nine months, net gains realized from sales of investments totaled $3.4 million in 1995 and $4.1 million in 1994.

        Net gains in 1995 include $17.7 million of net gains ($6.9 million in the third quarter) realized on sales of common stocks made primarily to maximize total return and $16.9 million of net losses ($8.9 million in the third quarter) realized on sales of various bonds that were also primarily made to maximize total return. In addition, the Company realized $2.2 million of net gains ($0.1 million of net losses in the third quarter) on sales of real estate.

      Net gains in 1994 include $22.2 million of net gains ($6.3 million in the third quarter) realized on sales of common stocks made primarily to maximize total return. Net gains in 1994 also include $18.9 million of net losses ($11.7 million in the third quarter) realized on $2.50 billion of sales of bonds ($490.2 million in the third quarter). These bond sales include approximately $1.26 billion of sales of mortgage-backed securities ("MBSs") ($201.2 million in the third quarter) made primarily to acquire other MBSs that were then used in Dollar Rolls. In addition, bond sales include sales of high-yield investments and sales of certain collateralized mortgage obligations and asset-backed securities that were made primarily to maximize total return.

      Impairment writedowns include additional provisions applied to defaulted bonds, amounting to $18.3 million in 1995 ($0.2 million in the third quarter), and $4.9 million of provisions applied to mortgage loans ($4.1 million in the third quarter). Impairment writedowns in 1994 include $13.2 million of additional provisions applied to defaulted bonds ($5.9 million in the third quarter). In addition, the Company wrote down certain mortgage loans by $2.5 million during the third quarter of 1994 for estimated losses resulting from the January 17, 1994 Los Angeles earthquake.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $21.2 million in the third quarter of 1995 and $19.8 million in the third quarter of 1994. For the nine months, variable annuity fees totaled $61.5 million in 1995, compared with $59.1 million in 1994. Variable annuity assets averaged $4.72 billion during the third quarter of 1995 and $4.41 billion during the third quarter of 1994. For the nine months, variable annuity assets averaged $4.53 billion in 1995, compared with $4.40 billion in 1994. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $472.0 million since June 30, 1994. Variable annuity premiums declined to $150.1 million in the third quarter of 1995 from $167.2 million in the third quarter of 1994. For the nine months, variable annuity premiums declined to $356.4 million in 1995 from $643.7 million in 1994. These declines in premiums can be attributed, in part, to a heightened demand for fixed-rate investment options, including the fixed accounts of variable annuities (see "Growth in Average Invested Assets"). The Company has encountered increased competition in the variable annuity marketplace in fiscal 1994 and 1995 and anticipates that the market will remain highly competitive for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $6.7 million on average assets managed of $2.06 billion in the third quarter of 1995, compared with $7.5 million on average assets managed of $2.31 billion in the third quarter of 1994. For the nine months, asset management fees totaled $20.4 million on average assets managed of $2.07 billion in 1995, compared with $24.0 million on average assets managed of $2.44 billion in 1994. Asset management fees decreased due to a decline in assets managed, principally resulting from $468.2 million of redemptions, excluding redemptions of money market funds, since June 30, 1994. Sales of mutual funds, excluding sales of money market funds, totaled $39.5 million in the third quarter of 1995, compared with $65.9 million in the third quarter 1994. For the nine months, such sales totaled $100.0 million in 1995, compared with $302.2 million in 1994.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $8.7 million in the third quarter of 1995 and $7.2 million in the third quarter of 1994. For the nine months, net retained commissions totaled $22.7 million in 1995, compared with $20.9 million in 1994. Broker-dealer sales (mainly mutual funds and general securities) totaled $2.05 billion in the third quarter of 1995 and $1.86 billion in the third quarter of 1994. For the nine months, broker-dealer sales totaled $5.23 billion in 1995, compared with $5.38 billion in 1994. Net retained commissions are not proportionate to sales primarily due to differences in sales mix.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts ("IRAs"), as well as for other qualified pension plans. Trust fees increased to $3.9 million in the third quarter of 1995 on an average of 199,200 trust accounts from $3.1 million in the third quarter of 1994 on an average of 150,700 trust accounts. For the nine months, trust fees totaled $11.6 million in 1995 on an average of 197,700 trust accounts, compared with $9.1 million in 1994 on an average of 147,900 trust accounts. The increases in trust fees and the average number of trust accounts in 1995 principally resulted from the October 1, 1994 acquisition of the right to service certain IRAs from New England Mutual Life Insurance Company.

      LOAN SERVICING FEES are earned by the Company's subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for businesses to fund their commercial property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing the sold loans. Such fee income totaled $5.9 million on average loans serviced of $438.3 million in the third quarter and $13.9 million on average loans serviced of $437.2 million in the nine months of 1995. Imperial's net assets were acquired on November 30, 1994, and, therefore, no such fee income was earned in the comparable periods of 1994.

      SURRENDER CHARGES on fixed and variable annuities totaled $3.0 million in the third quarter of 1995, compared with $2.9 million in the third quarter of 1994. For the nine months, surrender charges totaled $9.2 million in 1995 and $8.0 million in 1994. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $333.6 million in the third quarter of 1995 and $308.3 million in the third quarter of 1994. These payments represent 14.7% and 14.5%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $991.4 million in 1995 and $853.1 million in 1994, and represent 15.2% and 13.2%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $160.2 million in the third quarter of 1995, $113.6 million in the third quarter of 1994, $469.4 million in the nine months of 1995 and $336.4 million in the nine months of 1994. Variable annuity surrenders have increased primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace. In addition, fixed annuity surrenders have increased in the nine months of 1995 largely due to policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $44.4 million in the third quarter of 1995, compared with $32.2 million in the third quarter of 1994. For the nine months, general and administrative expenses totaled $118.6 million in 1995, compared with $98.2 million in 1994. General and administrative expenses in fiscal 1995 include the expenses of recently acquired Imperial. In addition, fiscal 1995 includes expenses related to a national advertising campaign to increase the Company's brand name awareness. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS increased from that recorded during 1994 primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization of all deferred acquisition costs totaled $21.8 million in the third quarter of 1995 and $17.2 million in the third quarter of 1994. For the nine months, such amortization totaled $59.2 million in 1995 and $48.6 million in 1994.

      INCOME TAX EXPENSE totaled $21.1 million in the third quarter of 1995 and $19.1 million in the third quarter of 1994, representing effective tax rates of 30% and 31%, respectively. For the nine months, income tax expense totaled $58.9 million in 1995, compared with $54.6 million in 1994, also representing effective tax rates of 30% and 31%, respectively. These tax rates reflect the favorable impact of certain affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY increased by $83.1 million to $1.16 billion at June 30, 1995 from $1.08 billion at March 31, 1995. This increase primarily reflects a $100.9 million reduction in net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity and $48.3 million of net income recorded in the third quarter of 1995. These favorable factors were partially offset by a reduction of outstanding preferred stock resulting from an exchange of $52.6 million of 9-1/4% Series B Preferred Stock for $52.6 million of preferred securities of SunAmerica Capital Trust I, a grantor trust and a wholly owned subsidiary of the Company (see Note 2 of Notes to Consolidated Financial Statements). Book value per share amounted to $24.94 at June 30, 1995, compared with $21.66 at March 31, 1995. Excluding net unrealized losses on debt and equity securities available for sale, book value per share amounted to $25.15 at June 30, 1995 and $24.33 at March 31, 1995.

      TOTAL ASSETS increased by $965.3 million to $16.20 billion at June 30, 1995 from $15.23 billion at March 31, 1995, principally due to a $674.4 million increase in invested assets and a $358.3 million increase in the separate account for variable annuities.

      INVESTED ASSETS at June 30, 1995 totaled $10.47 billion, compared with $9.80 billion at March 31, 1995. This $674.4 million increase primarily resulted from sales of guaranteed investment contracts and fixed annuity contracts and a $100.9 million decrease in net unrealized losses on debt and equity securities available for sale.

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

      BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), at June 30, 1995, had an aggregate amortized cost that exceeded its fair value by $13.4 million (including net unrealized losses of $35.1 million on the Available for Sale Portfolio). The aggregate amortized cost of the Bond Portfolio was $235.5 million above its fair value at March 31, 1995 (including net unrealized losses of $246.2 million on the Available for Sale Portfolio). The decrease in net unrealized losses on the Bond Portfolio since March 31, 1995 principally resulted from a decrease in prevailing long-term interest rates and the corresponding effect on the fair value of the Bond Portfolio.

      Approximately $7.06 billion or 99.5% of the Bond Portfolio (at amortized cost) at June 30, 1995 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At June 30, 1995, approximately $6.12 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including
$4.62 billion of U.S. government/agency securities and MBSs.

      At June 30, 1995, the Bond Portfolio included $934.5 million (fair value, $918.2 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their June 30, 1995 amortized cost, these bonds accounted for 5.8% of the Company's total assets and 8.9% of invested assets. In addition to its direct investment in non-investment grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $212.4 million at June 30, 1995 (see "Asset-Liability Matching").

      Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at June 30, 1995.

      The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1995.

                                          Rated Bonds By Rating Classification
                                                 (Dollars in thousands)
                                                  Issues not rated by S&P/Moody's
          Issues Rated by S&P/Moody's                    By NAIC Category                            Total
----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                   Estimated               Percent of  Estimated
 S&P (Moody's)         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA+ to A-
  (Aaa to A3)          $4,059,123   $4,033,047       1     $1,138,401   $1,146,425   $5,197,524     49.52%   $5,179,472
BBB+ to BBB-
  (Baa1 to Baa3)          175,613      175,595       2        749,188      749,106      924,801      8.81       924,701
BB+ to BB-
  (Ba1 to Ba3)             56,645       55,060       3        162,789      169,193      219,434      2.09       224,253
B+ to B- (B1 to B3)       415,363      414,128       4        216,125      214,600      631,488      6.02       628,728
CCC+ to C-
  (Caa to C)               16,510       14,931       5         33,264       22,692       49,774      0.47        37,623
D                              --           --       6         33,783       27,555       33,783      0.32        27,555
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES     $4,723,254   $4,692,761             $2,333,550   $2,329,571   $7,056,804              $7,022,332
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

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $716.7 million at June 30, 1995. Secured Loans are primarily originated by money center or investment banks or are originated directly by the Company. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At June 30, 1995, Secured Loans consisted of loans to 117 borrowers spanning 35 industries, with no industry concentration constituting more than 11% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. The majority of the Company's Secured Loans are not rated by S&P or Moody's. However, 92% of the Secured Loans (at amortized cost) are rated in NAIC categories 1 and 2. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions.

      MORTGAGE LOANS aggregated $1.53 billion at June 30, 1995 and consisted of 649 first mortgage loans with an average loan balance of approximately $2.4 million, collateralized by properties located in 26 states. Approximately 49% of the portfolio was multifamily residential, 23% was retail, 6% was industrial, 5% was office and 17% was other types. At June 30, 1995, approximately 30% of the portfolio was secured by properties located in California and no more than 12% of the portfolio was secured by properties in any other single state. At June 30, 1995, there were 27 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 29% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At June 30, 1995, approximately 21% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 1998. At June 30, 1995, loans delinquent by more than 90 days totaled $37.8 million and constituted 2.5% of total mortgages. Loans foreclosed upon and transferred to real estate in the balance sheet totaled $12.6 million (0.8% of total mortgages) at June 30, 1995.

      Approximately 37% of the mortgage loans in the portfolio at June 30, 1995 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation and other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk for the industry than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      At June 30, 1995, mortgage loans having an aggregate carrying value of $56.8 million have been restructured. Of this amount, $10.6 million was restructured during fiscal 1995, $8.3 million was restructured during fiscal 1993 and $37.4 million was restructured during fiscal 1992.

      PARTNERSHIP investments totaled $784.5 million at June 30, 1995, constituting investments in approximately 300 separate partnerships with an average size of $2.6 million. The portfolio includes: (i) $369.1 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including over 800 separate issuers; (ii) $266.2 million of partnerships that make tax-advantaged investments in affordable housing, currently involving approximately 240 multifamily projects in 34 states; and (iii) $149.2 million of partnerships that invest in mortgage loans and income-producing real estate. At June 30, 1995, $508.7 million of the Company's partnerships were accounted for by using the cost method and $275.8 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated for the affordable housing partnerships by the marketability of the tax credits they generate.
The Company believes that these risks are acceptable in light of anticipated partnership returns and the contractual termination provisions contained in the partnership agreements.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 76% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at June 30, 1995.



      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. The cash flow obtained from MBSs helps to maintain the anticipated spread, while providing desired liquidity. At June 30, 1995 the weighted average life of the Company's investments was approximately 3.8 years and the portfolio had a duration of approximately 3.2 years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      As a component of investment strategy, the Company utilizes Interest Rate Swap Agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At June 30, 1995, the Company had 22 outstanding Swap Agreements with an aggregate notional principal amount of $871.6 million. These agreements mature in various years through 1998 and have an average remaining maturity of 36 months.

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

      There are risks associated with some of the techniques the Company uses to enhance its spread income and match its assets and liabilities. The primary risk associated with Dollar Rolls, Reverse Repos and Swap Agreements is the risk associated with counterparty nonperformance. In addition, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of the Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable rate liabilities. The primary risks associated with Total Return Agreements are the risk of potential loss due to bond market fluctuation and counterparty risk. The Company believes, however, that the counterparties to its Dollar Rolls, Reverse Repos, Swap Agreements and Total Return Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $62.2 million at June 30, 1995, including $24.4 million (fair value, $18.4 million) of unsecured loans and $37.8 million (fair value, $37.8 million) of mortgage loans. At June 30, 1995, defaulted investments constituted 0.6% of total invested assets at amortized cost. At March 31, 1995, defaulted investments totaled $56.6 million, including $36.2 million (fair value, $28.7 million) of mortgage loans and $20.4 million (fair value, $20.4 million) of mortgage loans. At March 31, 1995, defaulted investments constituted 0.6% of total invested assets at amortized cost.
      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1995, approximately $4.45 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $161.4 million, while approximately $2.63 billion had an aggregate unrealized loss of $174.8 million. In addition, the Company's investment portfolio also currently provides approximately $102.4 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at June 30, 1995, had invested assets with an amortized cost of $759.2 million (fair value, $759.6 million) and outstanding senior indebtedness of $472.8 million, comprising all of the Company's consolidated senior indebtedness. Additionally, as of June 30, 1995, the Parent had three GICs purchased by local government authorities that aggregated $255.4 million.

      In connection with the issuance of the Preferred Securities, and the related purchase by the Parent of the Common Securities, of SunAmerica Capital Trust I (the "Grantor Trust"), the Parent issued $54.3 million of 9.95% junior subordinated debentures, due 2044 (the "Debentures"), to the Grantor Trust.

      The Parent's annual debt service with respect to its senior indebtedness, GIC obligations and Debentures totals $22.4 million for the remainder of fiscal 1995, $75.7 million for fiscal 1996, $75.7 million for fiscal 1997, $95.3 million for fiscal 1998, $204.3 million for fiscal 1999 and $1.21 billion, in the aggregate, thereafter.

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

      The Parent, SunAmerica Life Insurance Company, SunAmerica
Financial, Inc., and SunAmerica Asset Management Corp. have sold certain of their interests in various partnerships that make tax-advantaged affordable housing investments. As part of the sales transactions, the Parent has guaranteed a minimum defined yield and funding of certain defined operating deficits in return for a fee. A portion of the fees received has been deferred to absorb any required payments with respect to these guarantees. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose. Accordingly, management does not anticipate any material future losses with respect to these guarantees.

      Anchor National Life Insurance Company has undertaken to dispose of $55.8 million (its statutory carrying value) of certain of its real estate located in the Phoenix, Arizona metropolitan area during the next one to two years, either to affiliated or nonaffiliated parties, and the Parent has guaranteed that Anchor will receive its statutory carrying value of these assets. The Parent has pledged certain marketable securities having an amortized cost of $14.0 million at June 30, 1995 to secure this guarantee. This real estate has a consolidated carrying value of approximately $28.5 million at June 30, 1995.

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

      The Company's premium finance subsidiaries are subject to regulation and supervision by substantially all of the states in which they are authorized to transact business. State premium finance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, approving finance agreement forms, regulating certain finance charge rates, regulating marketing and other trade practices (including the procedures to cancel financed insurance policies for non-payment), prescribing the form and content of required financial statements and reports, performing financial and other examinations and other related matters.

                             SUNAMERICA INC.
                       PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS

10(a) Employment Agreement, dated April 17, 1995, between the Company and
      Joseph M. Tumbler.

10(b) Employment Agreement, dated April 27, 1995, between the Company and
      Jay S. Wintrob.

11    Statement re computation of per share earnings.

23 The consent of Price Waterhouse, independent accountants, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, is incorporated by reference herein.

27    Financial Data Schedule.

REPORTS ON FORM 8-K

On April 24, 1995, the Company filed a current report on Form 8-K announcing its second quarter 1995 earnings.

On May 26, 1995, the Company filed a current report on Form 8-K related to the offer by SunAmerica Capital Trust I, a grantor trust established by the Company, to exchange its 9.95% Trust Originated Preferred Securities for up to 5,500,000 shares of the Company's outstanding 9-1/4% Preferred Stock, Series B.

On July 14, 1995, the Company filed a current report on Form 8-K announcing that the name of its subsidiary, Sun Life Insurance Company of America, had been changed to "SunAmerica Life Insurance Company."

On July 28, 1995, the Company filed a current report on Form 8-K announcing its third quarter 1995 earnings.

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



Dated  August 14, 1995                    /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated  August 14, 1995                    /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller

                               SUNAMERICA INC.



LISTS OF EXHIBITS FILED
-----------------------

10(a) Employment Agreement, dated April 17, 1995, between the Company and
      Joseph M. Tumbler.

10(b) Employment Agreement, dated April 27, 1995, between the Company and Jay
      S. Wintrob.

11    Statement re computation of per share earnings.

27    Financial Data Schedule.