Form 10-K
period 1995-09-30
SUNAMERICA INC
filed 1995-11-29
CIK 54727

                                                                 SUNAMERICA INC.
                                                                  1995 FORM 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                         Commission File Number 1-4618

                                SUNAMERICA INC.

           INCORPORATED IN MARYLAND                             86-0176061
                                                              (IRS EMPLOYER
                                                           IDENTIFICATION NO.)

            1 SunAmerica Center, Los Angeles, California 90067-6022 Registrant's telephone number, including area code: (310) 772-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                    NAME OF EACH EXCHANGE
                        TITLE OF EACH CLASS                          ON WHICH REGISTERED
                        -------------------                        ------------------------
Common Stock (par value $1.00 per share)                           New York Stock Exchange
                                                                   Pacific Stock Exchange
9 1/4% Preferred Stock, Series B                                   New York Stock Exchange
$2.78 Depositary Shares representing Series D
  Mandatory Conversion Premium Dividend Preferred Stock            New York Stock Exchange
$3.10 Depositary Shares representing Series E
  Mandatory Conversion Premium Dividend Preferred Stock            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     / /

     The aggregate market value of voting stock held by non-affiliates of the Company on October 31, 1995 was $1,817,862,000.

     The number of shares outstanding of each of the registrant's classes of common stock on October 31, 1995, as restated to reflect a three-for-two stock split paid in the form of a stock dividend on November 10, 1995, was as follows:

Common Stock (par value $1.00 per share)           44,178,615 shares
Nontransferable Class B Stock
  (par value $1.00 per share)                      10,239,658 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
       NOTICE OF 1996 ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          (INCORPORATED INTO PART III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

     SunAmerica Inc. (the "Company") is a diversified financial services company serving the preretirement savings market. Together, the SunAmerica life insurance companies rank among the largest U.S. issuers of annuities. Complementing these annuity operations are the Company's asset management operations; its two broker-dealers, which the Company believes, based on industry data, represent the largest network of independent registered representatives in the nation; and its trust company, which provides administrative and custodial services to qualified retirement plans. At September 30, 1995, the Company held $28.39 billion of assets, consisting of $16.84 billion of assets owned by the Company; $2.13 billion of assets managed in mutual funds and private accounts; and $9.42 billion of assets under custody in retirement trust accounts.

     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 will grow from 47 million to 61 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1984 and 1994, annual industry sales of annuities, including sales of guaranteed investment contracts ("GICs"), increased from $43 billion to $154 billion. During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $46 billion to $474 billion.

     Focusing its operations on this expanding market, the Company specializes in the sale of tax-deferred long-term savings products and investments through its life insurance, asset management, retirement trust and broker-dealer subsidiaries. The Company markets fixed annuities and GICs and fee-generating variable annuities, mutual funds and trust services. Its annuity products are distributed through a broad spectrum of financial services distribution channels, including independent registered representatives of the Company's broker-dealer subsidiaries and unaffiliated broker-dealers; banks and other financial institutions; and independent general insurance agents.

     SunAmerica employs approximately 1,300 people. It is incorporated in Maryland and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. As used herein, the "Company" or "SunAmerica" refers to SunAmerica Inc. and, unless the context requires otherwise, its subsidiaries.

     In recent years, SunAmerica has strategically expanded its operations, both through internal growth and through the acquisition of blocks of fixed and variable annuity reserves, life insurance reserves, distribution networks and complementary fee-based financial services businesses. In November 1995, the Company entered into a definitive agreement to acquire Ford Life Insurance Company ("Ford Life") from a subsidiary of Ford Motor Company ("Ford") for approximately $172.5 million in cash. Completion of this acquisition is expected in early calendar year 1996 and is subject to customary conditions and required regulatory approvals. Under the terms of the agreement, Ford will retain Ford Life's credit life insurance business. At September 30, 1995, Ford Life had reserves for fixed annuity contracts of approximately $3 billion. In September 1995, the Company's subsidiary, SunAmerica Life Insurance Company, agreed to acquire CalFarm Life Insurance Company ("CalFarm") from its parent, Zenith National Insurance Corp. ("Zenith National"), for approximately $120 million in cash. Under the terms of the agreement, Zenith National will retain CalFarm's health insurance business. At September 30, 1995, CalFarm had assets of approximately $800 million and approximately $700 million of annuity and life insurance reserves. On November 30, 1994, the Company acquired substantially all of the assets of Imperial Premium Finance, Inc. ("Imperial"), the fourth largest insurance premium finance company in the United States, based on 1993 premiums financed of approximately $1.5 billion (see "Premium Finance"). In October 1994, the Company's subsidiary, Resources Trust Company ("Resources Trust"), acquired the account servicing rights to approximately 44,500 individual retirement plan accounts ("IRAs"), representing approximately

$1.14 billion in plan assets at September 30, 1995, from New England Securities Corporation, the broker-dealer subsidiary of New England Mutual Life Insurance Company.

     As consumer demand for investment-oriented products has grown, the Company has broadened the array of fee income producing products and services it offers and has in recent years significantly increased its fee income. Over the last several years, the Company has enhanced its marketing of variable annuities, mutual funds and trust services. Fee income has also expanded through the receipt of broker-dealer net retained commissions and as a result of the aforementioned Imperial acquisition and Resources Trust's purchase of account servicing rights in fiscal 1995. The Company's fee generating businesses entail no portfolio credit risk and require significantly less capital support than its fixed-rate business, which generates net investment income.

     For the year ended September 30, 1995, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                         NET INVESTMENT AND FEE INCOME


                                        Amount       Percent         Primary product or service
                                    --------------   -------     -----------------------------------
                                    (In thousands)
Net investment income (including
 net realized investment
 losses)..........................     $332,543        65.0%     Fixed-rate products
                                       --------       -----
Fee income:
  Variable annuity fees...........       84,583        16.5      Variable annuities
  Net retained commissions........       32,584         6.4      Broker-dealer sales
  Asset management fees...........       26,935         5.2      Mutual funds/private
                                                                 management accounts
  Loan servicing fees.............       19,792         3.9      Premium finance
  Trust fees......................       15,394         3.0      Self-directed retirement accounts
                                       --------       -----
  Total fee income................      179,288        35.0
                                       --------       -----
Total.............................     $511,831       100.0%
                                       ========       =====

For financial information on the Company's business segments, see Part IV -- "Notes to Consolidated Financial Statements -- Note 10 -- Business Segments."

LIFE INSURANCE COMPANIES

     The Company's life insurance group includes 105-year-old SunAmerica Life Insurance Company, acquired in 1971; Anchor National Life Insurance Company ("Anchor"), acquired in 1986; First SunAmerica Life Insurance Company ("First SunAmerica"), acquired in 1987; and SunAmerica National Life Insurance Company ("SunAmerica National"), formed in 1995. Collectively, these companies had $15.21 billion of assets at September 30, 1995 and served all 50 states and the District of Columbia. Based on the latest available statutory industry data, the Company believes that its life insurance group ranks among the largest issuers of fixed and variable annuities in the nation, as measured by 1994 annuity premiums and deposits, and among the top 2% of all U.S. life insurance companies, as measured by 1994 total assets. Anchor ranks among the largest issuers of variable annuities in the nation, according to the latest published industry data.

     The Company's life insurance group issues a portfolio of fixed and variable annuities, as well as other products that cater to the market for tax-deferred, long-term savings products. SunAmerica Life Insurance Company is an Arizona-chartered company licensed in 48 states and the District of Columbia. Anchor, founded in 1965, is a California-chartered company licensed in 49 states and the District of Columbia. SunAmerica Life Insurance Company and Anchor each have a "AA-" (Excellent) claims-paying ability rating from Standard & Poor's Corporation ("S&P"), a "AA" (Very High) rating from Duff & Phelps, Inc. ("Duff & Phelps") and an "A2" (Excellent) rating from Moody's Investors Service ("Moody's"). They also have an "A+" (Superior) rating from industry analyst A.M. Best Company. SunAmerica Life Insurance Company focuses on the sale of fixed-rate annuities and GICs. SunAmerica Life Insurance Company had $7.73 billion of assets at September 30, 1995. Anchor specializes in the sale of flexible premium variable annuities and GICs. At September 30, 1995, it had $7.78 billion of assets. First SunAmerica is a New York-chartered company that markets its annuity products only in the state of New York. It has an "A+" (Superior) rating from A.M. Best Company. At September 30, 1995, First SunAmerica had $163.2 million of assets. SunAmerica National is an Arizona-chartered life insurance company that was formed in March 1995 to issue GICs to employee benefit plans and other entities. It is currently seeking authority to transact life insurance business in 49 states and the District of Columbia. It has a "AAA" (Superior) rating from S&P. At September 30, 1995, it had $4.2 million of assets.

     Benefitting from continued strong demographic growth of the preretirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life insurance operations on the sale of annuities and GICs.

     Because of its focus on annuity products, which generally have more contractholder transactions than traditional life insurance products, the Company utilizes computer-driven systems that employ optical disk imaging and artificial intelligence, in lieu of paper-intensive life insurance processing procedures. The Company believes its service support center and associated cost structure to be among the most competitive in the industry.

     The Company markets its fixed and variable annuities through the following distribution channels: (i) independent registered representatives of the Company's subsidiaries, SunAmerica Securities, Inc. ("SunAmerica Securities") and Royal Alliance Associates, Inc. ("Royal Alliance"); (ii) approximately 400 other securities firms; (iii) over 100 banks and other financial institutions; and (iv) independent general insurance agents who specialize in selling fixed annuities and other single premium products. Approximately 27,000 independent sales representatives nationally are licensed to sell the Company's annuity products.

     The Company markets its GICs principally through direct marketing to banks, municipalities, asset management firms and direct plan sponsors or through intermediaries, such as managers or consultants servicing these groups.

Fixed Annuities and GICs

     SunAmerica Life Insurance Company and First SunAmerica offer single premium and flexible premium deferred annuities that provide one-, three-, five-, seven-, or ten-year fixed interest rate guarantees. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 60% at September 30, 1995) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing. Its fixed-rate annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options. The average new single premium fixed annuity contract sold by the Company amounted to approximately $26,300 in 1995.

     The Company augments its retail annuity sales effort with the marketing of institutional products. At September 30, 1995, the Company had $3.61 billion of primarily fixed-maturity GIC obligations. At that date, approximately 69% of these obligations were fixed-rate and approximately 31% were variable-rate obligations that reprice periodically based upon certain defined indexes. Of the total GIC portfolio at September 30, 1995, approximately 38% was sold to asset management firms, 33% was sold to state and local governmental authorities and 29% was sold to pension plans. The average new GIC contract sold by the Company amounted to $8.9 million in 1995.

     The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 78% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1995.

Variable Annuities

     The variable annuity products of Anchor and First SunAmerica offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as fixed-rate account options. These companies earn fee income through the sale, administration and management of the variable account options of their variable annuity products. They also earn investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features and surrender charges similar to those offered by fixed annuities, but differ in that the annuity holder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation funds selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The average new variable annuity contract sold by the Company amounted to approximately $40,000 in 1995.

Investment Operations

     The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general competitive conditions within the industry. The Company manages most of its invested assets internally. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

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

     For the years ended September 30, 1995, 1994 and 1993, the Company's yield on average invested assets was 9.15%, 8.50% and 9.00%, respectively, before net realized investment losses, and it realized net investment spreads of 3.69%, 3.30% and 3.15%, respectively, on average invested assets. At September 30, 1995, the weighted average life of the Company's investments was approximately three-and-three-fourths years and the duration was approximately three-and-one-fourth years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

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

     The following table summarizes the Company's investment portfolio at September 30, 1995:

                             SUMMARY OF INVESTMENTS



                                                                                          Percent
                                                                          Amortized            of
                                                                               cost     portfolio
                                                                     --------------     ---------
                                                                     (In thousands)
Fixed maturities:
  Cash and short-term investments..................................    $    855,350           7.9%
  U.S. government securities.......................................         748,835           6.9
  Mortgage-backed securities.......................................       4,166,388          38.5
  Other bonds, notes and redeemable preferred stocks...............       2,418,680          22.3
  Mortgage loans...................................................       1,543,285          14.3
                                                                       ------------         -----
  Total............................................................       9,732,538          89.9
Partnerships.......................................................         774,417           7.2
Real estate........................................................         105,637           1.0
Equity securities..................................................          21,403           0.2
Other invested assets..............................................         187,593           1.7
                                                                       ------------        -----
Total investments..................................................    $ 10,821,588        100.0%
                                                                       ============        =====

     At September 30, 1995, approximately $7.30 billion or 99.5% (at amortized cost) of bonds, notes and redeemable preferred stocks, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), was rated by S&P, Moody's or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1995, approximately $6.39 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $4.82 billion of U.S. government/agency securities and MBSs.

     At September 30, 1995, the Bond Portfolio included $910.1 million (fair value, $887.3 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their September 30, 1995 amortized cost, these non-investment-grade bonds accounted for 5.4% of the Company's total assets and 8.4% of its invested assets.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $857.2 million at September 30, 1995. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At September 30, 1995, Secured Loans consisted of loans to 103 borrowers spanning 30 industries, with 22% of these assets (at amortized cost) concentrated in the leisure industry and with no other industry concentration constituting more than 14% of these assets.

     Mortgage loans aggregated $1.54 billion at September 30, 1995 and consisted of 644 first mortgage loans with an average loan balance of approximately $2.4 million, collateralized by properties located in 26 states. Approximately 48% of the portfolio was multifamily residential, 22% was retail, 7% was industrial, 5% was office and 18% was other types. At September 30, 1995, loans delinquent by more than 90 days totaled $27.4 million (1.8% of total mortgages).

     Partnership investments totaled $774.4 million at September 30, 1995, constituting investments in approximately 300 separate partnerships with an average size of approximately $2.5 million. This portfolio includes: (i) $376.3 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities; (ii) $263.8 million of partnerships that make tax-advantaged investments in affordable housing, and (iii) $134.3 million of partnerships that invest in mortgage loans and income-producing real estate.

     At September 30, 1995, the amortized cost of all investments in default as to the payment of principal or interest totaled $61.8 million (fair value $51.3 million), constituting 0.6% of total invested assets at amortized cost.

     For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity."

MUTUAL FUNDS AND INVESTMENT SERVICES

     Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related mutual fund distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. SunAmerica's mutual funds offer investors an array of equity, fixed-income, money market and tax-exempt portfolios. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $2.29 billion of assets at September 30, 1995, including mutual fund assets; assets of investment companies, individuals, corporations, trusts and pension and profit sharing plans; and certain of the Company's variable annuity assets.

     The SunAmerica mutual funds are distributed nationally through a network of approximately 350 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiaries.

RETIREMENT TRUST SERVICES

     Through Resources Trust, acquired in January 1990, the Company earns fee income by providing administrative and custodial services for approximately 198,000 self-directed retirement accounts. These self-directed retirement accounts, including IRAs, Keoghs, 401(k) plans, and pension and profit sharing plans, had combined account assets at September 30, 1995 of approximately $9.42 billion. In September 1994, Resources Trust also began offering its new "Complete 401(k)," a product that combines the administrative and custodial services of Resources Trust with the variable annuity and mutual fund products of the Company.

     Resources Trust also earns investment income on customer cash balances that are interest-bearing and insured by the Federal Deposit Insurance Corporation. Resources Trust's services are sold nationally through approximately 15,000 registered representatives affiliated with 1,000 broker-dealers, including the Company's broker-dealer subsidiaries.

BROKER-DEALERS

     The Company also owns two broker-dealers: SunAmerica Securities, which commenced business in 1989; and Royal Alliance, acquired by the Company in January 1990. As a result of the Company's ongoing active recruitment of independent registered representatives, the Company has increased its network of representatives from approximately 4,300 at September 30, 1994 to approximately 5,200 at September 30, 1995. The Company believes that, through ownership of these firms, it has the largest network of independent registered representatives in the nation, based on industry data.

PREMIUM FINANCE

     Through its premium finance company, Imperial, the Company earns fee income by servicing loans that Imperial has originated and sold. Imperial provides short-term installment loans for businesses to fund their commercial property and casualty insurance premiums. These loans are substantially secured by the unearned premiums associated with the underlying insurance policies.

Currently, Imperial sells and services most of the short-term loans that it originates. Founded in 1972 and acquired in November 1994, Imperial owned or serviced approximately 83,000 loans with an average loan balance of approximately $6,000 at September 30, 1995.

     Imperial generally makes loans to borrowers through a network of approximately 6,000 qualified independent property and casualty insurance agents who arrange the loan or refer the client to Imperial.

REGULATION

     The Company's insurance subsidiaries are subject to regulation and supervision by the states in which they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval and other related matters.

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws to govern insurance company investments. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

     The Company's life insurance subsidiaries compete with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisers, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, there are approximately 125 companies that individually collect in excess of $150 million of annuity premiums annually. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, product pricing, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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

     Imperial faces competition from other premium finance companies and many large insurance companies who directly finance their own premiums.

ITEM 2.  PROPERTIES

     The Company's executive offices and the principal offices of its life insurance subsidiaries are in leased premises at 1 SunAmerica Center, Los Angeles, California. The Company's life insurance subsidiaries also lease office space in Torrance, California; Houston, Texas; and New York, New York. The Company's broker-dealers lease space in Phoenix, Arizona and New York, New York. The Company's asset management subsidiary leases offices in New York, New York, and the retirement trust services subsidiary occupies leased premises in Englewood, Colorado. The Company's premium finance subsidiary is headquartered in Sherman Oaks, California.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the fourth quarter 1995 to a vote of security-holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of SunAmerica Inc. as of November 29, 1995:

                                                           Year
                                                          assumed    Other positions and other business
                                   Present position at    present      experience within the last five
          Name              Age     November 29, 1995     position                  years                    From-to
-------------------------   ----   --------------------   -------    -----------------------------------  -------------
Eli Broad                    62    Chairman and Chief       1976     (Cofounded Company in 1957)
                                   Executive Officer
                                   President                1986
Joseph M. Tumbler            47    Vice Chairman            1995     President and Chief Executive            1989-1995
                                                                     Officer, Providian Capital
                                                                     Management
Jay S. Wintrob               38    Vice Chairman            1995     Executive Vice President                 1991-1995
                                                                     Senior Vice President                    1989-1991
                                                                     (Joined Company in 1987)
James R. Belardi             38    Executive Vice           1995     Senior Vice President and                1992-1995
                                   President                         Treasurer
                                                                     Vice President and Treasurer             1989-1992
                                                                     (Joined Company in 1986)
Lorin M. Fife                42    Senior Vice              1995     Vice President and General               1994-1995
                                   President,                        Counsel -- Regulatory Affairs
                                   General Counsel --                Vice President and                       1989-1994
                                   Regulatory Affairs,               Associate General Counsel
                                   and Assistant                     (Joined Company in 1989)
                                   Secretary
Jana Waring Greer            43    Senior Vice              1991     Vice President                           1981-1991
                                   President                         (Joined Company in 1974)
Susan L. Harris              38    Senior Vice              1995     Vice President, General                  1994-1995
                                   President,                        Counsel -- Corporate Affairs,
                                   General Counsel --                and Secretary
                                   Corporate Affairs,                Vice President, Associate                1989-1994
                                   and Secretary                     General Counsel and Secretary
                                                                     (Joined Company in 1985)
Gary W. Krat                 48    Senior Vice              1992     Chairman, Royal Alliance              1991-Present
                                   President                         Associates, Inc.
Scott L. Robinson            49    Senior Vice              1991     Vice President and Controller            1986-1991
                                   President                         (Joined Company in 1978)
                                   and Controller
James W. Rowan               33    Senior Vice              1995     Vice President                           1993-1995
                                   President                         Assistant to the Chairman                     1992
                                                                     Senior Vice President,                   1990-1992
                                                                     Security Pacific Corp.
Karel Carnohan               39    Vice President           1995     Vice President, Equity Analyst,          1994-1995
                                                                     C.J. Lawrence/Deutsche Bank
                                                                     Securities Corporation
                                                                     First Vice President, Corporate          1990-1994
                                                                     Finance and Investor Relations,
                                                                     Countrywide Credit Industries, Inc.
                                                                     Countrywide Mortgage
                                                                     Investments, Inc.
Darlene Chandler             43    Vice President           1988     (Joined Company in 1976)
Michael L. Fowler            41    Vice President           1988     (Joined Company in 1988)
George L. Holdridge, Jr.     38    Vice President           1995     Senior Vice President,                   1994-1995
                                                                     SunAmerica Financial, Inc.
                                                                     Vice President and Director              1989-1994
                                                                     of Technology, SunAmerica
                                                                     Financial, Inc.
                                                                     (Joined Company in 1983)
Scott H. Richland            33    Vice President and       1995     Vice President and                       1994-1995
                                   Treasurer                         Assistant Treasurer
                                                                     Assistant Treasurer                      1993-1994
                                                                     Director, SunAmerica                     1990-1993
                                                                     Investments, Inc.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. The Company's Common Stock is also traded on the Boston, Midwest and Philadelphia Stock Exchanges. There is no trading or other market for the Nontransferable Class B Stock.

     High and low sales prices on the New York Stock Exchange Composite Tape for the Company's Common Stock for each quarter during the fiscal years ended September 30, 1995 and 1994 are as follows:

                                                                              1995             1994
                                                                  ----------------  ----------------
                                                                     High      Low    High      Low
                                                                  -------  -------  ------  --------
First quarter...................................................  $27 7/8  $22 7/8  $31      $22
Second quarter..................................................   29 1/2   24       29 1/8   22 3/8
Third quarter...................................................   37       28 1/4   29 1/2   22 7/8
Fourth quarter..................................................   42       33 1/2   30 7/8   26 7/8
                                                                  =======  =======  =======  =======

     The sales prices listed above have been restated and rounded to the nearest eighth to reflect a three-for-two stock split, paid in the form of a stock dividend on November 10, 1995.

HOLDERS

     As of October 31, 1995, the number of holders of record of each class of common equity of the Company was as follows:

                                                                                         Number
                                                                                     of holders
              Title of Class                                                          of record
              --------------                                                         ----------
Common Stock (par value $1.00 per share)...........................................       2,171
Nontransferable Class B Stock (par value $1.00 per share)..........................          11
                                                                                          =====

DIVIDENDS

     Dividends paid per share on the Company's Common Stock and Nontransferable Class B Stock for each quarter during the fiscal years ended September 30, 1995 and 1994 are as follows:

                                                                      1995                       1994
                                                  ------------------------   ------------------------
                                                  Common   Nontransferable   Common   Nontransferable
                                                   Stock     Class B Stock    Stock     Class B Stock
                                                  ------   ---------------   ------   ---------------
First quarter...................................  $0.100            $0.090   $0.067            $0.060
Second quarter..................................   0.100             0.090    0.067             0.060
Third quarter...................................   0.100             0.090    0.067             0.060
Fourth quarter..................................   0.100             0.090    0.067             0.060
                                                  ------            ------   ------            ------
Total...........................................  $0.400            $0.360   $0.268            $0.240
                                                  ======            ======   ======            ======

     The per-share dividends listed above have been restated to reflect a three-for-two stock split, paid in the form of a stock dividend on November 10, 1995.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein. Per-share amounts have been restated to reflect a three-for-two stock split paid in the form of a stock dividend on November 10, 1995.

                                                                               Years ended September 30,
                                               ---------------------------------------------------------
                                                    1995       1994         1993        1992        1991
                                               ---------   ---------   ---------   ---------   ---------
                                                       (In thousands, except per-share amounts)
RESULTS OF OPERATIONS
Net investment income........................  $ 365,555   $ 294,454   $ 263,791   $ 219,384   $ 162,412
Net realized investment losses...............    (33,012)    (21,124)    (21,287)    (56,364)    (46,060)
Fee income...................................    179,288     150,736     134,305     112,831      92,689
General and administrative expenses..........   (166,540)   (132,743)   (135,790)   (133,058)   (120,475)
Provision for future guaranty fund
 assessments.................................         --          --     (22,000)         --          --
Amortization of deferred acquisition costs...    (80,829)    (66,925)    (51,860)    (48,375)    (40,088)
Other income and expenses, net...............     15,144      15,603      16,852      16,673      24,903
                                               ---------   ---------   ---------   ---------   ---------
Pretax income................................    279,606     240,001     184,011     111,091      73,381
Income tax expense...........................    (85,400)    (74,700)    (57,000)    (34,300)    (25,900)
                                               ---------   ---------   ---------   ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES.................    194,206     165,301     127,011      76,791      47,481
Cumulative effect of change in accounting for
 income taxes................................         --     (33,500)         --          --          --
                                               ---------   ---------   ---------   ---------   ---------
NET INCOME...................................  $ 194,206   $ 131,801   $ 127,011   $  76,791   $  47,481
                                               =========   =========   =========   =========   =========
EARNINGS PER SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES.................  $    2.84   $    2.39   $    1.83   $    1.20   $    0.88
Cumulative effect of change in accounting for
 income taxes................................         --       (0.54)         --          --          --
                                               ---------   ---------   ---------   ---------   ---------
NET INCOME...................................  $    2.84   $    1.85   $    1.83   $    1.20   $    0.88
                                               =========   =========   =========   =========   =========
CASH DIVIDENDS PER SHARE PAID TO COMMON
 SHAREHOLDERS:
 Nontransferable Class B Stock...............  $   0.360   $   0.240   $   0.168   $   0.120   $   0.120
                                               =========   =========   =========   =========   =========
 Common Stock................................  $   0.400   $   0.268   $   0.187   $   0.133   $   0.133
                                               =========   =========   =========   =========   =========

                                                                               Years ended September 30,
                                               ---------------------------------------------------------
                                                    1995        1994        1993        1992        1991
                                               ---------   ---------   ---------   ---------   ---------
Ratio of earnings to fixed charges (excluding
 interest incurred on fixed annuities,
 guaranteed investment contracts and trust
 deposits)(1)................................        5.8x        5.8x        6.1x        4.0x        2.7x
                                               =========   =========   =========   =========   =========
Ratio of earnings to fixed charges (including
 interest incurred on fixed annuities,
 guaranteed investment contracts and trust
 deposits)(2)................................        1.5x        1.5x        1.4x        1.2x        1.1x
                                               =========   =========   =========   =========   =========
Ratio of earnings to combined fixed charges
 and preferred stock dividends (excluding
 interest incurred on fixed annuities,
 guaranteed investment contracts and trust
 deposits)(3)................................        3.4x        2.8x        2.8x        2.7x        2.3x
                                               =========   =========   =========   =========   =========
Ratio of earnings to combined fixed charges
 and preferred stock dividends (including
 interest incurred on fixed annuities,
 guaranteed investment contracts and trust
 deposits)(4)................................        1.4x        1.4x        1.3x        1.2x        1.1x
                                               =========   =========   =========   =========   =========

------------------------------
(1) In computing the ratio of earnings to fixed charges (excluding interest incurred on fixed annuities, guaranteed investment contracts and trust deposits), fixed charges consist of interest expense on senior and subordinated indebtedness and dividends paid on the preferred securities of a subsidiary grantor trust. Earnings are computed by adding interest incurred on senior and subordinated indebtedness and dividends paid on the preferred securities of a subsidiary grantor trust to pretax income.

(2) In computing the ratio of earnings to fixed charges (including interest incurred on fixed annuities, guaranteed investment contracts and trust deposits), fixed charges consist of interest expense on senior and subordinated indebtedness, fixed annuity contracts, guaranteed investment contracts and trust deposits and dividends paid on the preferred securities of a subsidiary grantor trust. Earnings are computed by adding interest incurred on senior and subordinated indebtedness, fixed annuity contracts, guaranteed investment contracts and trust deposits and dividends paid on the preferred securities of a subsidiary grantor trust to pretax income.

(3) In computing the ratio of earnings to combined fixed charges and preferred stock dividends (excluding interest incurred on fixed annuities, guaranteed investment contracts and trust deposits), combined fixed charges and preferred stock dividends consist of interest expense on senior and subordinated indebtedness, dividends paid on the preferred securities of a subsidiary grantor trust and dividends on preferred stock of the Company on a tax-equivalent basis. Earnings are computed by adding interest incurred on senior and subordinated indebtedness and dividends paid on the preferred securities of a subsidiary grantor trust to pretax income.

(4) In computing the ratio of earnings to combined fixed charges and preferred stock dividends (including interest incurred on fixed annuities, guaranteed investment contracts and trust deposits), combined fixed charges and preferred stock dividends consist of interest expense on senior and subordinated indebtedness, fixed annuity contracts, guaranteed investment contracts and trust deposits, dividends paid on the preferred securities of a subsidiary grantor trust and dividends on preferred stock of the Company on a tax-equivalent basis. Earnings are computed by adding interest incurred on senior and subordinated indebtedness, fixed annuity contracts, guaranteed investment contracts and trust deposits and dividends paid on the preferred securities of a subsidiary grantor trust to pretax income.

                                                                                 At September 30,
                              -------------------------------------------------------------------
                                     1995          1994          1993          1992          1991
                              -----------   -----------   -----------   -----------   -----------
                                                        (In thousands)
FINANCIAL POSITION
Investments.................  $10,808,959   $ 9,280,390   $10,364,952   $ 9,428,266   $ 7,596,275
Variable annuity assets.....    5,263,006     4,513,093     4,194,970     3,293,343     2,746,685
Deferred acquisition
  costs.....................      526,415       581,874       475,917       436,209       392,278
Other assets................      245,787       280,868       231,582       245,833       279,007
                              -----------   -----------   -----------   -----------   -----------
TOTAL ASSETS................  $16,844,167   $14,656,225   $15,267,421   $13,403,651   $11,014,245
                              ===========   ===========   ===========   ===========   ===========
Reserves for fixed annuity
 contracts..................  $ 4,862,250   $ 4,519,623   $ 4,934,871   $ 5,143,339   $ 5,359,757
Reserves for guaranteed
 investment contracts.......    3,607,192     2,783,522     2,216,104     2,023,048     1,598,963
Trust deposits..............      426,595       442,320       378,986       367,458            --
Variable annuity
  liabilities...............    5,263,006     4,513,093     4,194,970     3,293,343     2,746,685
Other payables and accrued
 liabilities................      747,733       860,763     1,828,153     1,372,010       344,789
Long-term notes and
 debentures.................      524,835       472,835       380,560       225,000            --
Collateralized mortgage
 obligations and reverse
 repurchase agreements......           --        28,662       112,032       182,784       299,343
Other indebtedness..........           --            --        15,119        25,919       156,020
Deferred income taxes.......      146,847        74,319        96,599        40,682        58,779
Preferred securities of
 grantor trust..............       52,631            --            --            --            --
Shareholders' equity........    1,213,078       961,088     1,110,027       730,068       449,909
                              -----------   -----------   -----------   -----------   -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY.......  $16,844,167   $14,656,225   $15,267,421   $13,403,651   $11,014,245
                              ===========   ===========   ===========   ===========   ===========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three years in the period ended September 30, 1995.

RESULTS OF OPERATIONS

     INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $194.2 million or $2.84 per share in 1995, compared with $165.3 million or $2.39 per share in 1994 and $127.0 million or $1.83 per share in 1993. The cumulative effect of the change in accounting for income taxes resulting from the 1994 implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $33.5 million or $0.54 per share. Accordingly, net income amounted to $131.8 million or $1.85 per share in 1994.

     PRETAX INCOME totaled $279.6 million in 1995, $240.0 million in 1994 and $184.0 million in 1993. The $39.6 million improvement in 1995 over 1994 primarily resulted from increased net investment income and fee income, partially offset by increased general and administrative expenses, additional amortization of deferred acquisition costs and higher net realized investment losses. The $56.0 million improvement in 1994 over 1993 primarily resulted from increased net investment income and fee income, partially offset by additional amortization of deferred acquisition costs. In addition, 1993 results include a $22.0 million provision for future guaranty fund assessments.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest or dividends paid on fixed annuities and other interest-bearing liabilities, increased to $365.6 million in 1995 from $294.5 million in 1994 and $263.8 million in 1993. These amounts represent net investment spreads of 3.69% on average invested assets (computed on a daily basis) of $9.90 billion in 1995, 3.30% on average invested assets of $8.92 billion in 1994 and 3.15% on average invested assets of $8.38 billion in 1993. Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 3.25% in 1995, 2.90% in 1994 and 2.81% in 1993.

     Investment income totaled $905.8 million in 1995, $758.2 million in 1994 and $754.4 million in 1993. Investment income increased in 1995 primarily as a result of an increase in investment yield on a higher level of average invested assets. The modest increase in investment income in 1994 over 1993 primarily resulted from an increase in earnings on a higher level of average invested assets, partially offset by a decline in investment yield. The yield on average invested assets increased to 9.15% in 1995 from 8.50% in 1994 and 9.00% in 1993. Over the last three fiscal years, the Company's quarterly investment yields on average invested assets have ranged from 8.32% to 9.54%; however, there can be no assurance that the Company will achieve similar yields in future periods.

     The increased investment yield in 1995 reflects the higher interest rates prevailing during the latter half of 1994 and into fiscal 1995. In addition, investment income in 1995 includes increased contributions from the Company's investments in partnerships and other similar entities, which contributions amounted to $134.1 million in 1995, compared with $63.7 million in 1994 and $45.6 million in 1993. This partnership income represents a yield of 18.17% on related average assets of $738.0 million in 1995, compared with 11.35% on related average assets of $560.9 million in 1994 and 9.37% on related average assets of $486.8 million in 1993.

     The decline in investment yield in 1994 resulted primarily from sales of higher-yielding securities and the reinvestment of sales proceeds in a greater volume of lower-yielding securities. The Company principally made such sales to obtain certain securities desirable in dollar roll transactions ("Dollar Rolls"), to take advantage of changes in relative value between its portfolio sectors and to more closely match its assets to its liabilities (see "Asset-Liability Matching"). In addition, investment yield declined in 1994 as the net cash provided by the Company's operating and financing activities, as well as the cash flows from redemptions and maturities of securities in the Company's investment portfolio, was invested in lower-yielding securities due to the lower interest rate environment prevailing during 1993 and the first half of 1994.

     The Company also historically has enhanced investment yield through its use of Dollar Rolls, whereby the proceeds from sales of mortgage-backed securities ("MBSs") are invested in short-term securities pending the contractual repurchase of substantially the same securities at discounted prices in the forward market. The Company has been able to engage in Dollar Rolls due to the market demand for MBSs for formation of collateralized mortgage obligations, which was particularly high in 1993. The Company recorded $4.6 million of enhanced yield on a weighted average volume of $387.0 million of such transactions during 1995, compared with $15.6 million of enhanced yield on a weighted average volume of $1.05 billion of such transactions during 1994 and $21.0 million of enhanced yield on a weighted average volume of $1.01 billion during 1993. The declines in enhanced yield relative to the volume of Dollar Rolls in 1995 and 1994 are primarily due to a narrowing of market spreads on such transactions. (See "Asset-Liability Matching" for additional discussion of Dollar Rolls.)

     In addition, the Company has enhanced investment yield since 1993 through total return corporate bond swap agreements (the "Total Return Agreements"). The Company recorded income of $13.0 million on the Total Return Agreements during 1995, compared with the $1.3 million recorded in 1994 and the $14.6 million recorded in 1993. The fluctuations in income recorded on the

Total Return Agreements reflect changes in the fair values of the underlying assets resulting primarily from changes in prevailing interest rates. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.)

     Total interest and dividend expense aggregated $540.2 million in 1995, $463.7 million in 1994 and $490.6 million in 1993. The average rate paid on all interest-bearing liabilities was 5.90% in 1995, compared with 5.60% in 1994 and 6.19% in 1993. Interest-bearing liabilities averaged $9.16 billion during 1995, compared with $8.27 billion during 1994 and $7.92 billion during 1993.

     The increase in the average rate paid on all interest-bearing liabilities during 1995 primarily resulted from increased average crediting rates on the Company's guaranteed investment contracts ("GICs"). The average GIC crediting rate was 6.68% in 1995, compared with 6.20% in 1994. During 1995, 1994 and 1993, approximately 27%, 24% and 15%, respectively, of the Company's average GIC portfolio were variable-rate obligations that reprice periodically based upon certain defined indexes. At September 30, 1995, approximately 31% of the Company's GIC portfolio was composed of such obligations. In addition, in fiscal 1995, the Company increased its crediting rates on new fixed-rate GIC obligations relative to those issued during 1994 in response to higher prevailing interest rates. The average rate paid on all interest-bearing liabilities also increased as a result of a modest increase in the average crediting rate on the Company's fixed annuity contracts. The average fixed annuity crediting rate was 5.48% in 1995, compared with 5.43% in 1994.

     The decrease in the average rate paid on all interest-bearing liabilities during 1994 was primarily due to a decline in prevailing interest rates that began during the latter half of fiscal 1992 and continued into the first half of fiscal 1994. This was reflected in a corresponding decline in the average crediting rate on GIC contracts and on fixed annuity contracts, the majority of which reprice annually as interest rate guarantees are renewed. In 1993, the average crediting rate was 7.02% on GIC contracts and 6.11% on fixed annuity contracts.

     GROWTH IN AVERAGE INVESTED ASSETS since 1993 primarily reflects sales of the Company's fixed-rate products, consisting of both fixed annuities (including the fixed accounts of variable annuity products) and GICs, and $143.4 million of aggregate net proceeds from the issuances of long-term notes and debentures. Fixed annuity premiums totaled $944.7 million in 1995, up significantly from $230.0 million in 1994 and $223.8 million in 1993. These premiums include premiums for the fixed accounts of variable annuities totaling $286.7 million, $140.6 million, and $63.9 million, respectively. GIC premiums increased to $1.77 billion in 1995 from $1.04 billion in 1994 and $691.6 million in 1993.

     The $714.7 million increase in fixed annuity premiums during 1995 reflects higher market demand for fixed-rate products, due, in part, to the increase in prevailing long-term interest rates that began during the latter half of fiscal 1994 and continued into the first quarter of fiscal 1995.

     The increases in GIC sales during 1995 and 1994 reflect the success of the Company's efforts to broaden its distribution channels and its product line and to increase its GIC client base.

     The GICs issued by the Company and its life insurance subsidiaries generally guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. The life insurance subsidiaries impose surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by banks or state and local governmental authorities may also permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. Contracts purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from seven to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity (see "Financial Condition and Liquidity").

     NET REALIZED INVESTMENT LOSSES totaled $33.0 million in 1995, $21.1 million in 1994 and $21.3 million in 1993, and represent 0.33%, 0.24% and 0.25%, respectively, of average invested assets.

Net realized investment losses include impairment writedowns of $42.7 million in 1995, $55.9 million in 1994 and $114.3 million in 1993. Therefore, net gains from sales of investments totaled $9.7 million in 1995, $34.8 million in 1994 and $93.0 million in 1993.

     Net gains in 1995 include $20.9 million of net gains realized on $30.7 million of sales of common stocks and $15.6 million of net losses realized on $6.77 billion of sales of bonds that were made primarily to maximize total return.

     Net gains in 1994 include $22.6 million of net gains realized on $17.6 million of sales of common stocks and $27.0 million of net losses realized on $3.25 billion of sales of bonds that were made primarily to maximize total return. The Company also realized $35.1 million of net gains on $105.4 million of sales of certain partnership interests.

     Net gains in 1993 include $69.1 million of net gains realized on $4.82 billion of sales of bonds that were made primarily to maximize total return. Bond sales in 1993 also include sales of $68.6 million of certain interest-only strips ("IOs") and $251.0 million of sales of senior secured loans ("Secured Loans") that were made primarily to improve the overall credit quality of the portfolio. Net gains in 1993 also include $21.5 million of net gains realized on $171.6 million of sales of certain partnership interests.

     Impairment writedowns in 1995 include $23.8 million of additional provisions applied to defaulted bonds and $6.6 million of provisions applied to mortgage loans. Impairment writedowns in 1994 include $35.0 million applied to real estate. During 1994, the Company decided to hold for sale all properties owned in Arizona, thereby changing its previous intention to hold such real estate for future development. Accordingly, the Company reappraised its Arizona properties and reduced their carrying values to estimated fair values. Impairment writedowns in 1994 also include $13.2 million of additional provisions applied to defaulted bonds and $2.5 million of reserves for mortgage loan losses resulting from the January 17, 1994 Los Angeles earthquake.

     Impairment writedowns in 1993 include $11.8 million of provisions applied to mortgage loans that were restructured during 1993 and reduced to the aggregate appraised value of the underlying real estate, and $11.1 million of provisions applied to the Company's investment in a real estate-related separate account of Anchor National Life Insurance Company, which separate account was liquidated through sales of underlying assets to affiliated and nonaffiliated parties during 1993. Impairment writedowns in 1993 also include $88.2 million of additional provisions applied to bonds. These bond writedowns include $25.0 million applied to certain IOs. IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment-grade securities that give the holder the right to receive only the interest payments on a pool of underlying mortgage loans. As would be anticipated in a lower interest rate environment, the amortized cost of these IOs became impaired as a result of increased prepayments of the underlying loans. At September 30, 1995, the amortized cost, which is net of impairment writedowns, of the IOs held by the Company was $13.2 million and their fair value was $12.9 million.

     VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $84.6 million in 1995, $79.5 million in 1994 and $67.5 million in 1993. Variable annuity fees have increased over the three years principally due to asset growth from the receipt of variable annuity premiums and, during 1995, from increased market values. Variable annuity assets averaged $4.67 billion during 1995, $4.43 billion during 1994 and $3.65 billion during 1993. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $571.4 million in 1995, $759.3 million in 1994 and $796.9 million in 1993. These declines in premiums can be attributed, in part, to a heightened demand for fixed-rate investment options, including the fixed accounts of variable annuities (see "Growth in Average Invested Assets"). The Company has encountered increased competition in the variable annuity marketplace during 1995 and 1994 and anticipates that the market will remain highly competitive for the foreseeable future.

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $32.6 million in 1995, $28.0 million in 1994 and $23.7 million in 1993. Broker-dealer sales (mainly mutual funds, general securities and annuities) totaled $7.41 billion in 1995, $6.87 billion in 1994 and $6.40 billion in 1993. Net retained commissions are not proportionate to sales primarily due to differences in sales mix.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"). Such fees totaled $26.9 million on average assets managed of $2.07 billion in 1995, $31.3 million on average assets managed of $2.39 billion in 1994 and $32.3 million on average assets managed of $2.46 billion in 1993. Asset management fees decreased over the three years principally due to declines in assets managed, primarily resulting from excesses of redemptions over sales. Redemptions of mutual funds, excluding redemptions of money market and other short-term accounts, amounted to $426.5 million in 1995, compared with $561.0 million in 1994 and $391.0 million in 1993. Sales of mutual funds, excluding sales of money market and other short-term accounts, amounted to $140.2 million in 1995, compared with $342.6 million in 1994 and $532.4 million in 1993.

     LOAN SERVICING FEES are earned by the Company's subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for businesses to fund their commercial property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing these sold loans. Such fee income totaled $19.8 million on average loans serviced of $438.3 million in 1995. Imperial's net assets were acquired on November 30, 1994, and, therefore, no such fee income was earned in 1994 or 1993.

     TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified pension plans. Trust fees increased to $15.4 million in 1995 (on an average of 196,000 trust accounts), from $11.9 million in 1994 (on an average of 148,500 trust accounts) and $10.9 million in 1993 (on an average of 144,300 trust accounts). The increases in trust fees and the average number of trust accounts in 1995 principally resulted from the October 1, 1994 acquisition of the right to service certain individual retirement accounts from New England Mutual Life Insurance Company.

     SURRENDER CHARGES on fixed and variable annuities totaled $11.9 million in 1995, compared with $10.7 million in 1994 and $9.8 million in 1993. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $1.31 billion in 1995, $1.13 billion in 1994 and $824.5 million in 1993. These payments represent 14.8%, 13.2% and 10.0%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $650.0 million in 1995, $461.5 million in 1994 and $314.6 million in 1993. Variable annuity surrenders have increased over the three years primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace. The decrease in fixed annuity surrenders during 1995 and the increase in such surrenders during 1994 reflect changes in the relative amount of policies coming off surrender charge restrictions during those years. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $166.5 million in 1995, compared with $132.7 million in 1994 and $135.8 million in 1993. General and administrative expenses in 1995 include the expenses of recently acquired Imperial. In addition, 1995 includes expenses related to a national advertising campaign to increase the Company's brand name awareness. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

     PROVISION FOR FUTURE GUARANTY FUND ASSESSMENTS totaled $22.0 million in 1993. No such provision was recorded in 1995 or in 1994. Guaranty associations of the states in which the Company sells annuities assess insurance companies to pay policyholder claims relating to insurer insolvencies. This provision represents management's best estimate, based upon available industry data, of the Company's ultimate exposure to future assessments anticipated as a result of certain large insurance company failures that occurred prior to fiscal 1994.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $80.8 million in 1995, $66.9 million in 1994 and $51.9 million in 1993. Such amortization has increased during the three-year period primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

     INCOME TAX EXPENSE totaled $85.4 million in 1995, $74.7 million in 1994 and $57.0 million in 1993, representing effective tax rates of 31% in all three years. These tax rates reflect the favorable impact of certain affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDERS' EQUITY increased by $252.0 million to $1.21 billion at September 30, 1995 from $961.1 million at September 30, 1994, primarily as a result of the $194.2 million of net income recorded in 1995 and a $145.5 million reduction of net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity. These favorable factors were partially offset by a reduction of outstanding preferred stock resulting from an exchange of $52.6 million of 9 1/4% Series B Preferred Stock for $52.6 million of preferred securities of SunAmerica Capital Trust I (the "Grantor Trust Preferred Securities"), a grantor trust and a wholly owned subsidiary of the Company (see Note 6 of Notes to Consolidated Financial Statements), and $50.3 million of dividends paid to shareholders.

     BOOK VALUE PER SHARE amounted to $17.78 at September 30, 1995, compared with $12.60 at September 30, 1994 and $15.09 at September 30, 1993. Excluding net unrealized gains and losses on debt and equity securities available for sale, book value per share amounted to $17.86 at September 30, 1995, $15.05 at September 30, 1994 and $13.44 at September 30, 1993.

     TOTAL ASSETS increased by $2.18 billion to $16.84 billion at September 30, 1995 from $14.66 billion at September 30, 1994, principally due to a $1.53 billion increase in invested assets and a $749.9 million increase in the separate accounts for variable annuities.

     INVESTED ASSETS at year end totaled $10.81 billion in 1995, compared with $9.28 billion in 1994. This $1.53 billion increase primarily resulted from sales of GICs and fixed annuity contracts and a $145.5 million decrease in net unrealized losses on debt and equity securities available for sale.

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

     BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), at September 30, 1995, had an aggregate amortized cost that exceeded its fair value by $12.6 million (including net unrealized losses of $31.1 million on the Available for Sale Portfolio). The fair value of the Bond Portfolio was $321.0 million below its amortized cost at September 30, 1994 (including net unrealized losses of $329.0 million on the Available for Sale Portfolio). The decrease in net unrealized losses on the Bond

Portfolio since September 30, 1994 principally reflects the lower relative prevailing interest rates at September 30, 1995 and their corresponding effect on the fair value of the Bond Portfolio.

     Approximately $7.30 billion or 99.5% of the Bond Portfolio (at amortized cost) at September 30, 1995 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1995, approximately $6.39 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $4.82 billion of U.S. government/agency securities and MBSs.

     At September 30, 1995, the Bond Portfolio included $910.1 million (fair value, $887.3 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their September 30, 1995 amortized cost, these non-investment-grade bonds accounted for 5.4% of the Company's total assets and 8.4% of invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $305.8 million at September 30, 1995 (see "Asset-Liability Matching").

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at September 30, 1995.

     The following table summarizes the Company's rated bonds by rating classification as of September 30, 1995 (dollars in thousands):

                 Issues rated by S&P/Moody's          Issues not rated by S&P/Moody's                                  Total
--------------------------------------------                         by NAIC category   ------------------------------------
                                               --------------------------------------                Percent of
      S&P/(Moody's)   Amortized    Estimated           NAIC    Amortized    Estimated    Amortized     invested    Estimated
       category (1)        cost   fair value   category (2)         cost   fair value         cost   assets (3)   fair value
-------------------  ----------   ----------   ------------   ----------   ----------   ----------   ----------   ----------
AAA+ to A-
  (Aaa to A3)        $4,054,907   $4,045,527         1        $1,200,751   $1,206,734   $5,255,658      48.57%    $5,252,261
BBB+ to BBB-
  (Baa1 to Baa3)        297,670      299,430         2           836,386      836,553    1,134,056      10.48      1,135,983
BB+ to BB-
  (Ba1 to Ba3)           44,436       43,319         3           146,347      147,983      190,783       1.76        191,302
B+ to B-
  (B1 to B3)            415,393      409,455         4           227,044      224,684      642,437       5.94        634,139
CCC+ to C
  (Caa to C)             27,191       20,799         5            13,789       10,084       40,980       0.38         30,883
D                            --           --         6            35,906       31,013       35,906       0.33         31,013
                     ----------   ----------                  ----------   ----------   ----------                ----------
Total rated issues   $4,839,597   $4,818,530                  $2,460,223   $2,457,051   $7,299,820                $7,275,581
                     ==========   ==========                  ==========   ==========   ==========                ==========

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

(3) At amortized cost.

     SENIOR SECURED LOANS are included in the Bond Portfolio and their amortized cost aggregated $857.2 million at September 30, 1995. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1995, Secured Loans consisted of loans to 103 borrowers spanning 30 industries, with 22% of these assets (at amortized cost) concentrated in the leisure industry and with no other industry concentration constituting more than 14% of these assets.

     While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The majority of the Company's Secured Loans are not rated by S&P or Moody's.

     MORTGAGE LOANS aggregated $1.54 billion at September 30, 1995 and consisted of 644 first mortgage loans with an average loan balance of approximately $2.4 million, collateralized by properties located in 26 states. Approximately 48% of the portfolio was multifamily residential, 22% was retail, 7% was industrial, 5% was office and 18% was other types. At September 30, 1995, approximately 28% of the portfolio was secured by properties located in California and no more than 12% of the portfolio was secured by properties in any other single state. At September 30, 1995, there were 28 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 27% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At September 30, 1995, approximately 22% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 1998. At September 30, 1995, loans delinquent by more than 90 days totaled $27.4 million (1.8% of total mortgages). Loans foreclosed upon and transferred to real estate in the balance sheet totaled $17.3 million (1.1% of total mortgages) at September 30, 1995.

     Approximately 36% of the mortgage loans in the portfolio at September 30, 1995 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation and other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     At September 30, 1995, mortgage loans having an aggregate carrying value of $47.9 million had been restructured. Of this amount, $12.0 million was restructured during 1995 and $35.2 million was restructured during 1992.

     PARTNERSHIP investments totaled $774.4 million at September 30, 1995, constituting investments in approximately 300 separate partnerships with an average size of approximately $2.5 million. This portfolio includes: (i) $376.3 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 800 separate issuers; (ii) $263.8 million of partnerships that make tax-advantaged investments in affordable housing, currently involving approximately 265 multifamily projects in 34 states; and (iii) $134.3 million of partnerships that invest in mortgage loans and income-producing real estate. At September 30, 1995, $518.1 million of the Company's partnerships was accounted for by using the cost method and $256.3 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated for the affordable housing partnerships by the marketability of the tax credits they generate. The Company believes that these risks are acceptable in light of anticipated partnership returns and the contractual termination provisions contained in the partnership agreements.

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

     The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 78% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1995.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At September 30, 1995 the weighted average life of the Company's investments was approximately three-and-three-fourths years and the duration was approximately three-and-one-fourth years.

     As a component of its investment strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At September 30, 1995, the Company had 22 outstanding Swap Agreements with an aggregate notional principal amount of $881.4 million. These agreements mature in various years through 2001 and have an average remaining maturity of 25 months.

     The Company also seeks to provide liquidity by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos, Dollar Rolls and Total Return Agreements. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. Total Return Agreements effectively exchange a fixed rate of interest on the notional amount for the coupon income plus or minus the increase or decrease in the fair value of specified non-investment-grade corporate bonds. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

     There are risks associated with some of the techniques the Company uses to enhance its spread income and match its assets and liabilities. The primary risk associated with Dollar Rolls, Reverse Repos and Swap Agreements is the risk associated with counterparty nonperformance. In addition, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of the Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risks associated with Total Return Agreements are the risk of potential loss due to bond market fluctuation and counterparty risk. The Company believes, however, that the counterparties to its Dollar Rolls, Reverse Repos, Swap Agreements and Total Return Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

     DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $61.8 million at September 30, 1995, including $34.4 million (fair value, $23.9 million) of bonds and notes and $27.4 million of mortgage loans whose fair value was equal to their amortized cost. At September 30, 1995, defaulted investments constituted 0.6% of total invested assets at amortized cost. At September 30, 1994, defaulted investments totaled $56.2 million, including $10.3 million of bonds and notes and $45.9 million of mortgage loans. At September 30, 1994, defaulted investments constituted 0.6% of total invested assets at amortized cost and their fair value was equal to their amortized cost.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1995, approximately $4.95 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $142.5 million, while approximately $2.38 billion of the Bond Portfolio had an aggregate unrealized loss of $155.1 million. In addition, the Company's investment portfolio also currently provides approximately $104.7 million of monthly cash flow from scheduled principal and interest payments.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would increase over time as it prices its new and renewing annuities and GICs to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Reverse Repos on the Company's substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

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

     On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at September 30, 1995, had invested assets with a carrying value of $789.7 million and outstanding senior indebtedness of $524.8 million, comprising all of the Company's consolidated senior indebtedness. Additionally, as of September 30, 1995, the Parent had three GICs purchased by local government authorities that aggregated $250.4 million.

     In connection with the issuance of the Grantor Trust Preferred Securities, and the related purchase by the Parent of the common securities of SunAmerica Capital Trust I (the "Grantor Trust"), the Parent issued $54.3 million of 9.95% junior subordinated debentures, due 2044 (the "Debentures"), to the Grantor Trust.

     The Parent's annual debt service with respect to its senior indebtedness, GIC obligations and Debentures totals $79.9 million for fiscal 1996, $79.5 million for fiscal 1997, $99.6 million for fiscal 1998, $208.1 million for fiscal 1999, $72.9 million for fiscal 2000 and $1.23 billion, in the aggregate, thereafter.

     The Parent received dividends from its regulated life insurance subsidiaries of $69.2 million in March 1995, $43.0 million in December 1993 and $30.0 million in December 1992. The Parent also received dividends of $2.4 million in fiscal 1994 and $4.7 million in fiscal 1993 from its other directly owned subsidiaries.

     The Parent and a subsidiary, SunAmerica Financial, Inc., have transferred certain of their interests in various partnerships that make tax-advantaged affordable housing investments to third-party investors. As part of the transactions, the Parent has guaranteed a minimum defined yield and funding of certain defined operating deficits in return for a fee. A portion of the fees received has been deferred to absorb any required payments with respect to these guarantees. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose. Accordingly, management does not anticipate any material future losses with respect to these guarantees.

     The Parent has guaranteed that its life insurance subsidiaries will receive the statutory carrying value of certain invested assets, primarily bonds and real estate, aggregating $176.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

     Additional financial statement schedules are included on pages S-3 through S-7 herein. Reference is made to the Index to Financial Statement Schedules on page S-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 1996 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information regarding the executive officers of the Company, which is included in Part I on page 9.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the indexes set forth on page F-1 and S-1 of this report.

EXHIBITS

Exhibit
 No.                                         Description
------                                       -----------
 3(a)    Restated Charter, dated October 2, 1991, is incorporated herein by reference to
          Exhibit 3(a) to the Company's Form 8 dated and filed October 4, 1991, amending the
          Company's Annual Report on Form 10-K for the year ended September 30, 1990, filed
          December 20, 1990.
 3(b)    Articles Supplementary, dated June 24, 1992, which define the rights of the holders of the Company's 9 1/4% Preferred Stock, Series B, are incorporated herein by reference to Exhibit 3(c) to the Company's 1992 Annual Report on Form 10-K, filed
          November 30, 1992.
 3(c)    Amendment to the Company's Restated Articles of Incorporation, dated February 1,
          1993, is incorporated herein by reference to Exhibit 1 to the Company's Form 8-K, filed February 3, 1993.
 3(d)    Articles Supplementary, dated March 9, 1993, which define the rights of the holders of the Company's Series D Mandatory Conversion Premium Dividend Preferred Stock,
          are incorporated herein by reference to Exhibit 3(e) to the Company's Registration
          Statement No. 33-66048 on Form S-4, filed July 22, 1993.
 3(e)    Articles Supplementary, dated August 31, 1993, which define the rights of the holders of the Company's Adjustable Rate Cumulative Preferred Stock, Series C, are
          incorporated herein by reference to Exhibit 3(f) to the Company's 1993 Annual
          Report on Form 10-K, filed December 16, 1993.
 3(f)    Articles of Merger, dated July 30, 1993, between the Company and SunAmerica
          Corporation are incorporated herein by reference to Exhibit 3(g) to the Company's
          1993 Annual Report on Form 10-K, filed December 16, 1993.
 3(g)    Articles Supplementary, dated January 27, 1995, which define the reacquisition of the Company's Series A Mandatory Conversion Premium Dividend Preferred Stock.
 3(h)    Articles Supplementary, dated October 30, 1995, which define the rights of the holders of the Company's Series E Mandatory Conversion Premium Dividend Preferred
          Stock.
 3(i)    Articles of Amendment, dated October 30, 1995.
 3(j)    Bylaws, as revised on October 23, 1987, are incorporated herein by reference to
          Exhibit 3(b) to the Company's 1987 Annual Report on Form 10-K, filed February 26,
          1988.
 4(a)    Restated Charter, dated October 3, 1991. See Exhibit 3(a).
 4(b)    Bylaws, as revised on October 23, 1987. See Exhibit 3(j).
 4(c)    Articles Supplementary, dated June 24, 1992. See Exhibit 3(b).
 4(d)    Articles Supplementary, dated March 9, 1993. See Exhibit 3(d).
 4(e)    Articles Supplementary, dated August 31, 1993. See Exhibit 3(e).
 4(f)    Senior Debt Indenture, dated as of April 15, 1993, between the Company and The
          First National Bank of Chicago, as Trustee, defining the rights of the holders of the Company's 8 1/8% Debentures due April 28, 2023 and certain other debt securities of the Company, is incorporated herein by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K, filed December 16, 1993.
 4(g)    Junior Subordinated Indenture, dated as of March 15, 1995, as supplemented by the
          First Supplemental Indenture, dated as of March 15, 1995, between the Company and
          The First National Bank of Chicago, is incorporated herein by reference to Exhibit
          4.3 to the Company's Registration Statement No. 33-62405 on Form S-3, filed
          September 28, 1995.

Exhibit
 No.                                         Description
------                                       -----------
 4(h)    Tri-Party Agreement, dated as of July 1, 1993, among The First National Bank of
          Chicago, Bank of America, NT & SA and the Company, appointing The First National
          Bank of Chicago as Successor Trustee to Bank of America NT & SA for the Company's
          9% Notes due January 15, 1995 and 9.95% Debentures due February 1, 2012, is
          incorporated herein by reference to Exhibit 4(i) to the Company's Annual Report on
          Form 10-K, filed December 16, 1993.
 4(i)    Declaration of Trust of SunAmerica Capital Trust I, incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement No. 33-56961 and
          33-56961-01 on Form S-4, filed April 12, 1995.
 4(j)    Declaration of Trust of SunAmerica Capital Trust II, incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-62405 on
          Form S-3, filed September 6, 1995.
10(a)    Employment Agreement, dated July 30, 1992, between the Company and Gary W. Krat, is incorporated herein by reference to Exhibit 10(e) to the Company's 1992 Annual
          Report on Form 10-K, filed November 30, 1992.
10(b)    Employment Agreement, dated July 14, 1992, between the Company and Michael L.
          Fowler, is incorporated herein by reference to Exhibit 10(f) to the Company's 1992
          Annual Report on Form 10-K, filed November 30, 1992.
10(c)    Employment Agreement, dated April 17, 1995, between the Company and Joseph M.
          Tumbler, is incorporated herein by reference to Exhibit 10(a) to the Company's
          Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed August
          14, 1995.
10(d)    Employment Agreement, dated April 27, 1995, between the Company and Jay S. Wintrob, is incorporated herein by reference to Exhibit 10(b) to the Company's Quarterly
          Report on Form 10-Q, for the quarter ended June 30, 1995, filed August 14, 1995.
10(e)    1988 Employee Stock Plan, is incorporated herein by reference to Exhibit B to the
          Company's and Kaufman and Broad Home Corporation's Notice of and Joint Proxy
          Statement for Special Meeting of Shareholders held on February 21, 1989, filed
          January 24, 1989.
10(f)    Amended and Restated 1978 Employee Stock Option Program, is incorporated herein by reference to Appendix A to the Company's Notice of 1987 Annual Meeting of
          Shareholder's and Proxy Statement, filed March 24, 1987.
10(g)    Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit
          10(1) to the Company's 1985 Annual Report on Form 10-K, filed February 27, 1986.
10(h)    1987 Restricted Stock Plan is incorporated herein by reference to Appendix A to the
          Company's Notice of 1988 Annual Meeting of Shareholders and Proxy Statement, filed
          March 22, 1988.
10(i)    Executive Deferred Compensation Plan, dated as of October 1, 1989, is incorporated herein by reference to Exhibit 10(h) to the Company's 1994 Annual Report on Form
          10-K, filed December 1, 1994.
10(j)    SunAmerica Supplemental Deferral Plan is incorporated herein by reference to
          Exhibit 10(m) to the Company's 1989 Annual Report on Form 10-K, filed December 20,
          1989.
10(k)    Long-Term Performance-Based Incentive Plan is incorporated herein by reference to
          Appendix A to the Company's Notice of 1994 Annual Meeting of Shareholders and
          Proxy Statement, filed December 21, 1993.
10(l)    Performance Incentive Compensation Plan is incorporated herein by reference to the
          Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement, filed
          December 1, 1994.
10(m)    1995 Performance Stock Plan is incorporated herein by reference to Appendix A to the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement,
          filed December 1, 1994.
10(n)    $90,000,000 Credit Agreement, dated as of February 1, 1993, among the Company,
          SunAmerica Corporation and SunAmerica Financial, Inc., as Borrowers, and Citibank,
          N.A., as Agent for the banks named therein is incorporated herein by reference to
          Exhibit 10(k) to the Company's 1994 Annual Report on Form 10-K, filed December 1,
          1994.

Exhibit
 No.                                         Description
------                                       -----------
10(o)    $60,000,000 Credit Agreement, dated as of February 1, 1993, among the Company,
          SunAmerica Corporation and SunAmerica Financial, Inc., as Borrowers, and Citibank,
          N.A. as Agent for the banks named therein is incorporated herein by reference to
          Exhibit 10(l) to the Company's 1994 Annual Report on Form 10-K, filed December 1,
          1994.
10(p)    First Amendment to $90,000,000 Credit Agreement, dated as of January 30, 1994, among the Company, SunAmerica Financial, Inc. and Citibank, N.A., amending the
          Credit Agreement of February 1, 1993 is incorporated herein by reference to
          Exhibit 10(m) to the Company's 1994 Annual Report on Form 10-K, filed December 1,
          1994.
10(q)    First Amendment to $60,000,000 Credit Agreement, dated as of January 30, 1994, among the Company, SunAmerica Financial, Inc. and Citibank, N.A., amending the
          Credit Agreement of February 1, 1993 is incorporated herein by reference to
          Exhibit 10(n) to the Company's 1994 Annual Report on Form 10-K, filed December 1,
          1994.
10(r)    Second Amendment to $90,000,000 Credit Agreement, dated December 12, 1994, among the Company, SunAmerica Financial, Inc. and Citibank, N.A., amending the Credit
          Agreement of February 1, 1993.
10(s)    Second Amendment to $60,000,000 Credit Agreement, dated December 12, 1994, among the Company, SunAmerica Financial, Inc. and Citibank, N.A., amending the Credit
          Agreement of February 1, 1993.
10(t)    List of Executive Compensation Plans and Arrangements.
11       Statement re: Computation of per-share earnings.
12(a)    Statement re: Computation of ratio of earnings to fixed charges.
12(b)    Statement re: Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
21       Subsidiaries of the Company.
23       Consent of Independent Accountants.
27       Financial Data Schedule.

REPORTS ON FORM 8-K

     On July 14, 1995, the Company filed a current report on Form 8-K announcing that the name of its subsidiary, Sun Life Insurance Company of America, had been changed to "SunAmerica Life Insurance Company."

     On July 28, 1995, the Company filed a current report on Form 8-K announcing its third quarter 1995 earnings.

     On September 6, 1995, the Company filed a current report on Form 8-K announcing various ratings of its insurance companies.

     On October 6, 1995, the Company filed a current report on Form 8-K to file exhibits in connection with the issuance by SunAmerica Capital Trust II (the "Trust") of its 8.35% Trust Originated Preferred Securities pursuant to Registration Statement Nos. 33-62405 and 33-62405-01 filed by the Company and the Trust.

     On October 19, 1995, the Company filed a current report on Form 8-K to file exhibits in connection with the Registration Statement on Form S-3 (File No. 33-62405) filed by the Company relating to the Company's Debt Securities, Common Stock, Preferred Stock and Warrants to Purchase Debt Securities, Common Stock and Preferred Stock.

     On October 31, 1995, the Company filed a current report on Form 8-K to file exhibits in connection with the issuance of its $3.10 Depositary Shares, each representing one-fiftieth of a share of Series E Mandatory Conversion Premium Dividend Preferred Stock, pursuant to the Company's Registration Statement on Form S-3 (File No. 33-62405).

     On November 9, 1995, the Company filed a current report on Form 8-K announcing its fourth quarter 1995 earnings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUNAMERICA INC.

Date: 1995 November 29,            By:           SCOTT L. ROBINSON
                                      --------------------------------------
                                                 Scott L. Robinson
                                       Senior Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature                                Title                      Date
               ---------                                -----                      ----
               ELI BROAD                   Chairman, President and Chief    November 29, 1995
----------------------------------------    Executive Officer (Principal
               Eli Broad                    Executive Officer)

            JAMES R. BELARDI               Executive Vice President         November 29, 1995
----------------------------------------    (Principal Financial Officer)
            James R. Belardi

           SCOTT L. ROBINSON               Senior Vice President and        November 29, 1995
----------------------------------------    Controller (Principal
           Scott L. Robinson                Accounting Officer)

           RONALD J. ARNAULT               Director                         November 29, 1995
----------------------------------------
           Ronald J. Arnault

         KAREN HASTIE-WILLIAMS             Director                         November 29, 1995
----------------------------------------
         Karen Hastie-Williams

            DAVID O. MAXWELL               Director                         November 29, 1995
----------------------------------------
            David O. Maxwell

              BARRY MUNITZ                 Director                         November 29, 1995
----------------------------------------
              Barry Munitz

             LESTER POLLACK                Director                         November 29, 1995
----------------------------------------
             Lester Pollack

           CARL E. REICHARDT               Director                         November 29, 1995
----------------------------------------
           Carl E. Reichardt

            RICHARD D. ROHR                Director                         November 29, 1995
----------------------------------------
            Richard D. Rohr

          SANFORD C. SIGOLOFF              Director                         November 29, 1995
----------------------------------------
          Sanford C. Sigoloff

           HAROLD M. WILLIAMS              Director                         November 29, 1995
----------------------------------------
           Harold M. Williams

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                 Page(s)
                                                                            -----------------
Report of Independent Accountants.........................................         F-2
Consolidated Balance Sheet as of September 30, 1995 and 1994..............         F-3
Consolidated Income Statement for the years ended September 30, 1995, 1994
 and 1993.................................................................         F-4
Consolidated Statement of Cash Flows for the years ended September 30,
 1995, 1994 and 1993......................................................   F-5 through F-6
Notes to Consolidated Financial Statements................................  F-7 through F-24

     Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of SunAmerica Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and statement of cash flows present fairly, in all material respects, the financial position of SunAmerica Inc. and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 8, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994.

Price Waterhouse LLP
Los Angeles, California
November 6, 1995, except as to
Notes 7 and 11 which are as
of November 28, 1995.

                                SUNAMERICA INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                 September 30,
                                                                    --------------------------
                                                                           1995           1994
                                                                    -----------    -----------
                                                                          (In thousands)
ASSETS
Investments:
  Cash and short-term investments................................   $   855,350    $   569,382
  Bonds, notes and redeemable preferred stocks:
     Available for sale, at fair value (amortized cost: 1995,
     $6,615,620,000; 1994, $5,599,780,000).......................     6,584,488      5,270,738
     Held for investment, at amortized cost (fair value: 1995,
     $736,835,000; 1994, $1,072,222,000).........................       718,283      1,064,132
  Mortgage loans.................................................     1,543,285      1,426,924
  Common stocks, at fair value (cost: 1995, $21,403,000; 1994,
     $49,336,000)................................................        39,906         61,660
  Partnerships...................................................       774,417        593,854
  Real estate....................................................       105,637        107,053
  Other invested assets..........................................       187,593        186,647
                                                                    -----------    -----------
  Total investments..............................................    10,808,959      9,280,390
Variable annuity assets..........................................     5,263,006      4,513,093
Accrued investment income........................................        95,038        105,686
Deferred acquisition costs.......................................       526,415        581,874
Other assets.....................................................       150,749        175,182
                                                                    -----------    -----------
TOTAL ASSETS.....................................................   $16,844,167    $14,656,225
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts...........................   $ 4,862,250    $ 4,519,623
  Reserves for guaranteed investment contracts...................     3,607,192      2,783,522
  Trust deposits.................................................       426,595        442,320
  Payable to brokers for purchases of securities.................       473,728        643,734
  Income taxes currently payable.................................         2,465          4,600
  Other liabilities..............................................       271,540        212,429
                                                                    -----------    -----------
  Total reserves, payables and accrued liabilities...............     9,643,770      8,606,228
                                                                    -----------    -----------
Variable annuity liabilities.....................................     5,263,006      4,513,093
                                                                    -----------    -----------
Senior indebtedness:
  Long-term notes and debentures.................................       524,835        472,835
  Collateralized mortgage obligations............................            --         28,662
                                                                    -----------    -----------
  Total senior indebtedness......................................       524,835        501,497
                                                                    -----------    -----------
Deferred income taxes............................................       146,847         74,319
                                                                    -----------    -----------
Company-obligated preferred securities of grantor trust whose sole asset is $54,259,000 principal amount of 9.95% junior
 subordinated debentures, due 2044, of the Company...............        52,631             --
                                                                    -----------    -----------
Shareholders' equity:
  Preferred Stock................................................       321,642        374,273
  Nontransferable Class B Stock..................................        10,240          6,826
  Common Stock...................................................        44,175         28,977
  Additional paid-in capital.....................................       185,211        188,667
  Retained earnings..............................................       656,509        512,571
  Net unrealized losses on debt and equity securities
   available for sale............................................        (4,699)      (150,226)
                                                                    -----------    -----------
  Total shareholders' equity.....................................     1,213,078        961,088
                                                                    -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................   $16,844,167    $14,656,225
                                                                    ===========    ===========

See accompanying notes

                                SUNAMERICA INC.

                         CONSOLIDATED INCOME STATEMENT

                                                                         Years ended September 30,
                                                            --------------------------------------
                                                                  1995          1994          1993
                                                            ----------    ----------    ----------
                                                           (In thousands, except per-share amounts)
Investment income........................................   $  905,802    $  758,150    $  754,369
                                                             ---------     ---------     ---------
Interest expense on:
  Fixed annuity contracts................................     (258,730)     (254,464)     (308,910)
  Guaranteed investment contracts........................     (213,340)     (150,424)     (136,984)
  Trust deposits.........................................      (10,519)       (8,516)       (8,438)
  Senior indebtedness....................................      (55,985)      (50,292)      (36,246)
                                                             ---------     ---------     ---------
  Total interest expense.................................     (538,574)     (463,696)     (490,578)
                                                             ---------     ---------     ---------
Dividends paid on preferred securities of grantor
  trust..................................................       (1,673)           --            --
                                                             ---------     ---------     ---------
NET INVESTMENT INCOME....................................      365,555       294,454       263,791
                                                             ---------     ---------     ---------
NET REALIZED INVESTMENT LOSSES...........................      (33,012)      (21,124)      (21,287)
                                                             ---------     ---------     ---------
Fee income:
  Variable annuity fees..................................       84,583        79,483        67,461
  Net retained commissions...............................       32,584        28,009        23,658
  Asset management fees..................................       26,935        31,302        32,293
  Loan servicing fees....................................       19,792            --            --
  Trust fees.............................................       15,394        11,942        10,893
                                                             ---------     ---------     ---------
TOTAL FEE INCOME.........................................      179,288       150,736       134,305
                                                             ---------     ---------     ---------
Other income and expenses:
  Surrender charges......................................       11,885        10,716         9,766
  General and administrative expenses....................     (166,540)     (132,743)     (135,790)
  Provision for future guaranty fund assessments.........           --            --       (22,000)
  Amortization of deferred acquisition costs.............      (80,829)      (66,925)      (51,860)
  Other, net.............................................        3,259         4,887         7,086
                                                             ---------     ---------     ---------
TOTAL OTHER INCOME AND EXPENSES..........................     (232,225)     (184,065)     (192,798)
                                                             ---------     ---------     ---------
PRETAX INCOME............................................      279,606       240,001       184,011
Income tax expense.......................................      (85,400)      (74,700)      (57,000)
                                                             ---------     ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES........................................      194,206       165,301       127,011
Cumulative effect of change in accounting for income
  taxes..................................................           --       (33,500)           --
                                                             ---------     ---------     ---------
NET INCOME...............................................   $  194,206    $  131,801    $  127,011
                                                             =========     =========     =========
EARNINGS PER SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES........................................   $     2.84    $     2.39    $     1.83
Cumulative effect of change in accounting for income
  taxes..................................................           --         (0.54)           --
                                                             ---------     ---------     ---------
NET INCOME...............................................   $     2.84    $     1.85    $     1.83
                                                             =========     =========     =========
NET EARNINGS APPLICABLE TO COMMON STOCK (used in the
 computation of earnings per share)......................   $  179,223    $  115,381    $  110,537
                                                             =========     =========     =========
AVERAGE SHARES OUTSTANDING...............................       63,114        62,415        60,383
                                                             =========     =========     =========

See accompanying notes

                                SUNAMERICA INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       Years ended September 30,
                                                          --------------------------------------
                                                                1995          1994          1993
                                                          ----------    ----------    ----------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................   $  194,206    $  131,801    $  127,011
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Interest credited to:
     Fixed annuity contracts...........................      258,730       254,464       308,910
     Guaranteed investment contracts...................      213,340       150,424       136,984
     Trust deposits....................................       10,519         8,516         8,438
  Net realized investment losses.......................       33,012        21,124        21,287
  Accretion of net discounts on investments............      (28,835)       (2,949)      (22,289)
  Provision for deferred income taxes..................       (5,834)       78,285         8,433
  Cumulative effect of change in accounting for income
   taxes...............................................           --        33,500            --
Change in:
  Deferred acquisition costs...........................      (24,741)      (20,357)      (39,708)
  Other assets.........................................       (4,731)          365         8,140
  Income taxes currently payable.......................       52,433       (61,211)       (1,817)
  Other liabilities....................................       20,602       (18,964)       74,165
Other, net.............................................       23,322         4,330        27,317
                                                          ----------    ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............      742,023       579,328       656,871
                                                          ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
  Bonds, notes and redeemable preferred stocks
   available for sale..................................   (6,765,134)   (6,657,431)   (5,332,008)
  Bonds, notes and redeemable preferred stocks held for
   investment..........................................      (86,995)      (81,975)     (561,372)
  Mortgage loans.......................................     (250,547)     (333,384)     (199,106)
  Partnerships.........................................     (410,299)     (406,171)     (274,776)
  Other investments, excluding short-term
   investments.......................................        (92,516)     (143,279)      (67,418)
  Net assets of Imperial Premium Finance, Inc..........     (442,804)           --            --
Sales of:
  Bonds, notes and redeemable preferred stocks
   available for sale..................................    4,496,801     4,300,252     4,185,951
  Bonds, notes and redeemable preferred stocks held for
   investment..........................................        2,052        17,027       211,348
  Kaufman and Broad Home Corporation warrants..........           --        28,618            --
  Partnerships.........................................      165,710       140,459       193,071
  Other investments, excluding short-term
   investments.......................................         71,442        63,565       144,004
Redemptions and maturities of:
  Bonds, notes and redeemable preferred stocks
   available for sale..................................    1,697,841     1,007,680       865,201
  Bonds, notes and redeemable preferred stocks held for
   investment..........................................      436,668       456,252       260,692
  Mortgage loans.......................................      107,102       157,304       173,327
  Partnerships.........................................      104,734       230,106         2,401
  Other investments, excluding short-term
   investments.........................................       53,928        83,201        11,450
                                                          ----------    ----------    ----------
NET CASH USED BY INVESTING ACTIVITIES..................     (912,017)   (1,137,776)     (387,235)
                                                          ----------    ----------    ----------

                                SUNAMERICA INC.

                                                                       Years ended September 30,
                                                          --------------------------------------
                                                                1995          1994          1993
                                                          ----------    ----------    ----------
                                                                      (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends to shareholders.............   $  (50,268)   $  (50,830)   $  (38,760)
Premium receipts on:
  Fixed annuity contracts..............................      944,742       230,037       223,827
  Guaranteed investment contracts......................    1,766,629     1,038,699       691,639
Net exchanges to (from) the fixed accounts of variable
 annuity contracts.....................................       10,388       (30,929)      (45,435)
Receipts of trust deposits.............................      447,398       319,318       217,058
Withdrawal payments on:
  Fixed annuity contracts..............................     (690,292)     (693,618)     (515,856)
  Guaranteed investment contracts......................   (1,156,299)     (621,706)     (635,567)
  Trust deposits.......................................     (473,611)     (264,500)     (213,966)
Claims and annuity payments on fixed annuity
  contracts............................................     (178,487)     (176,136)     (179,792)
Net proceeds from issuances of long-term notes and
 debentures............................................       51,675        91,711       153,433
Repayments of collateralized mortgage obligations......      (28,662)      (83,370)      (70,752)
Net decrease in other senior indebtedness..............           --       (15,119)      (10,800)
Net proceeds from issuance of Preferred Stock..........           --            --       178,983
Net borrowings (repayments) of other short-term
 financings............................................     (187,251)     (413,523)      262,782
                                                          ----------    ----------    ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES.......      455,962      (669,966)       16,794
                                                          ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
 INVESTMENTS...........................................      285,968    (1,228,414)      286,430
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF
 PERIOD................................................      569,382     1,797,796     1,511,366
                                                          ----------    ----------    ----------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD.......   $  855,350    $  569,382    $1,797,796
                                                          ==========    ==========    ==========
Supplemental cash flow information:
  Interest paid on indebtedness........................   $   54,899    $   56,169    $   42,154
                                                          ==========    ==========    ==========
  Income taxes paid, net of refunds received...........   $   38,801    $   57,626    $   34,971
                                                          ==========    ==========    ==========
Non-cash financing activity:
  Exchange of 2,105,235 shares of 9 1/4% Series B
   Preferred Stock for preferred securities of grantor
   trust...............................................   $   52,631    $       --    $       --
                                                          ==========    ==========    ==========

See accompanying notes

                                SUNAMERICA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of SunAmerica Inc. (the "Company") and all significant subsidiaries, including SunAmerica Life Insurance Company; Anchor National Life Insurance Company; First SunAmerica Life Insurance Company; SunAmerica Financial, Inc.; SunAmerica Asset Management Corp.; Resources Trust Company; Royal Alliance Associates, Inc.; SunAmerica Securities, Inc.; Imperial Premium Finance, Inc.; and SunAmerica Capital Trust I. All significant intercompany transactions have been eliminated.

     On November 10, 1995, the Company paid a three-for-two stock split (effected in the form of a stock dividend) on the Company's Common Stock and Nontransferable Class B Stock (the "Stock Split"). The par value of the shares paid in connection with the Stock Split was charged to Additional Paid-In Capital in the September 30, 1995 balance sheet. Per-share amounts, average shares outstanding, stock option plan data and related prices have been restated, for all periods presented, to reflect the Stock Split.

     Certain items have been reclassified to conform to the current year's presentation.

     INVESTMENTS. Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows. Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to shareholders' equity. It is management's intent, and the Company has the ability, to hold the remainder of bonds, notes and redeemable preferred stocks until maturity, and, therefore, these investments are carried at amortized cost. Bonds, notes and redeemable preferred stocks, whether available for sale or held for investment, are reduced to estimated net realizable value when necessary for declines in value considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependant upon future events. Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Affordable housing partnerships for which the Company intends to provide credit enhancement services in connection with the transfer of a portion of the interests to third-party investors are accounted for by using the cost method. Other partnerships are accounted for by using the equity method if the Company exercises significant influence over their operating affairs; otherwise, the cost method is used. Real estate is carried at the lower of cost or fair value. Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. Premiums and discounts on investments are amortized to investment income using the interest method over the contractual lives of the investments.

     INTEREST RATE SWAP AGREEMENTS. The net differential to be paid or received on interest rate swap agreements ("Swap Agreements") entered into to reduce the impact of changes in interest rates is recognized over the lives of the agreements, and such differential is classified as Investment Income or Interest Expense in the income statement. All outstanding Swap Agreements are designated as hedges, and, therefore, are not marked to market.

     TOTAL RETURN CORPORATE BOND SWAP AGREEMENTS. Total return corporate bond swap agreements ("Total Return Agreements") have been entered into for investment purposes, and, accordingly, are marked to market with the related gain or loss classified as Investment Income in the income statement.

     DEFERRED ACQUISITION COSTS. Policy acquisition costs are deferred and amortized, with interest, over the estimated lives of the contracts in relation to the present value of estimated gross

                                SUNAMERICA INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

profits, which are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses. Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

     As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholders' equity. Deferred Acquisition Costs have been increased by $5,400,000 at September 30, 1995, and $85,600,000 at September 30, 1994 for this adjustment.

     VARIABLE ANNUITY ASSETS AND LIABILITIES. The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

     GOODWILL. Goodwill, amounting to $46,882,000 at September 30, 1995, is amortized by using the straight-line method over periods ranging from 25 to 40 years and is included in Other Assets in the balance sheet.

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

     FEE INCOME. Variable annuity fees, asset management fees and trust fees are recorded in income as earned. Net retained commissions are recognized as income on a trade date basis. Loan servicing fees are recognized as income ratably over the life of the serviced loans and include the difference between the loan yield and the rate earned by the purchasers of the loans.

     EARNINGS PER SHARE. The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options and convertible preferred stock, which includes the Series A and D Depositary Shares issued in October 1991 and March 1993, respectively. Common stock equivalents are included in the computation only if their effect is dilutive. Net Earnings Applicable to Common Stock are reduced by preferred stock dividend requirements, which amounted to $14,983,000 in 1995, $16,420,000 in 1994 and $16,474,000 in 1993. These preferred stock dividend requirements do not include dividends paid on the convertible issues, which amounted to $13,907,000 in 1995, $21,140,000 in 1994 and $13,266,000 in
1993.

                                SUNAMERICA INC.

NOTE 2 -- INVESTMENTS

     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:

                                                                                     Estimated
                                                                       Amortized          fair
                                                                            cost         value
                                                                      ----------    ----------
                                                                           (In thousands)
AT SEPTEMBER 30, 1995:
  AVAILABLE FOR SALE:
  Securities of the United States Government.......................   $  665,412    $  670,174
  Mortgage-backed securities.......................................    3,977,545     3,930,908
  Securities of public utilities...................................       12,615        13,038
  Corporate bonds and notes........................................    1,688,254     1,682,289
  Redeemable preferred stocks......................................       34,084        45,744
  Other debt securities............................................      237,710       242,335
                                                                      ----------    ----------
  Total available for sale.........................................   $6,615,620    $6,584,488
                                                                      ==========    ==========
  HELD FOR INVESTMENT:
  Securities of the United States Government.......................   $   83,423    $   84,356
  Mortgage-backed securities.......................................      188,842       190,514
  Securities of public utilities...................................        9,492         9,593
  Corporate bonds and notes........................................      403,362       419,208
  Other debt securities............................................       33,164        33,164
                                                                      ----------    ----------
  Total held for investment........................................   $  718,283    $  736,835
                                                                      ==========    ==========
AT SEPTEMBER 30, 1994:
  AVAILABLE FOR SALE:
  Securities of the United States Government.......................   $  419,489    $  414,592
  Mortgage-backed securities.......................................    3,528,761     3,268,199
  Securities of public utilities...................................       21,126        20,302
  Corporate bonds and notes........................................    1,450,882     1,384,622
  Redeemable preferred stocks......................................       24,489        26,202
  Other debt securities............................................      155,033       156,821
                                                                      ----------    ----------
  Total available for sale.........................................   $5,599,780    $5,270,738
                                                                      ==========    ==========
  HELD FOR INVESTMENT:
  Securities of the United States Government.......................   $   78,988    $   75,322
  Mortgage-backed securities.......................................      223,022       221,622
  Securities of public utilities...................................       14,485        14,420
  Corporate bonds and notes........................................      717,286       730,507
  Other debt securities............................................       30,351        30,351
                                                                      ----------    ----------
  Total held for investment........................................   $1,064,132    $1,072,222
                                                                      ==========    ==========

                                SUNAMERICA INC.

NOTE 2 -- INVESTMENTS (CONTINUED)

     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale and held for investment by contractual maturity, as of September 30, 1995, follow:

                                                                                    Estimated
                                                                       Amortized         fair
                                                                            cost        value
                                                                      ----------   ----------
                                                                          (In thousands)
AVAILABLE FOR SALE:
  Due in one year or less...........................................  $  154,204   $  153,563
  Due after one year through five years.............................     979,785      987,318
  Due after five years through ten years............................   1,066,790    1,060,662
  Due after ten years...............................................     437,296      452,037
  Mortgage-backed securities........................................   3,977,545    3,930,908
                                                                      ----------   ----------
  Total available for sale..........................................  $6,615,620   $6,584,488
                                                                      ==========   ==========
HELD FOR INVESTMENT:
  Due in one year or less...........................................  $    7,338   $    7,338
  Due after one year through five years.............................     204,555      206,763
  Due after five years through ten years............................     156,091      163,903
  Due after ten years...............................................     161,457      168,317
  Mortgage-backed securities........................................     188,842      190,514
                                                                      ----------   ----------
  Total held for investment.........................................  $  718,283   $  736,835
                                                                      ==========   ==========

     Actual maturities of bonds, notes and redeemable preferred stocks will differ from those shown above because of prepayments and redemptions.

                                SUNAMERICA INC.

NOTE 2 -- INVESTMENTS (CONTINUED)

     Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:

                                                                           Gross        Gross
                                                                      unrealized   unrealized
                                                                           gains       losses
                                                                      ----------   ----------
                                                                           (In thousands)
AT SEPTEMBER 30, 1995:
  AVAILABLE FOR SALE:
  Securities of the United States Government..........................  $  6,010   $   (1,248)
  Mortgage-backed securities..........................................    62,502     (109,139)
  Securities of public utilities......................................       446          (23)
  Corporate bonds and notes...........................................    36,100      (42,065)
  Redeemable preferred stocks.........................................    11,731          (71)
  Other debt securities...............................................     4,744         (119)
                                                                        --------    ---------
  Total available for sale............................................  $121,533   $ (152,665)
                                                                        ========    =========
  HELD FOR INVESTMENT:
  Securities of the United States Government..........................  $    981   $      (48)
  Mortgage-backed securities..........................................     2,567         (895)
  Securities of public utilities......................................       101           --
  Corporate bonds and notes...........................................    17,342       (1,496)
                                                                        --------    ---------
  Total held for investment...........................................  $ 20,991   $   (2,439)
                                                                        ========    =========
AT SEPTEMBER 30, 1994:
  AVAILABLE FOR SALE:
  Securities of the United States Government..........................  $  3,142   $   (8,039)
  Mortgage-backed securities..........................................    13,171     (273,733)
  Securities of public utilities......................................        28         (852)
  Corporate bonds and notes...........................................     6,579      (72,839)
  Redeemable preferred stocks.........................................     1,854         (141)
  Other debt securities...............................................     2,129         (341)
                                                                        --------    ---------
  Total available for sale............................................  $ 26,903   $ (355,945)
                                                                        ========    =========
  HELD FOR INVESTMENT:
  Securities of the United States Government..........................  $    196   $   (3,862)
  Mortgage-backed securities..........................................     2,070       (3,470)
  Securities of public utilities......................................        --          (65)
  Corporate bonds and notes...........................................    16,858       (3,637)
                                                                        --------    ---------
  Total held for investment...........................................  $ 19,124   $  (11,034)
                                                                        ========    =========

     At September 30, 1995, gross unrealized gains on equity securities aggregated $24,896,000 and gross unrealized losses aggregated $6,393,000. At September 30, 1994, gross unrealized gains on equity securities aggregated $22,619,000 and gross unrealized losses aggregated $10,295,000.

     During 1994, the Company sold the remaining warrants to purchase 2,377,000 shares of the special common stock of Kaufman and Broad Home Corporation (the "KBH Warrants") for net sales proceeds of $28,618,000, and recorded a gain of $17,830,000, net of a provision for income taxes of

                                SUNAMERICA INC.

NOTE 2 -- INVESTMENTS (CONTINUED)

$9,600,000. In accordance with the method used to account for the 1989 distribution of substantially all of the common stock of Kaufman and Broad Home Corporation then owned by the Company to holders of the Company's Common Stock, the Company credited the net gain directly to Retained Earnings. Therefore, there was no impact on net income as a result of the sale.

     Gross realized investment gains and losses on sales of all types of investments are as follows:

                                                                    Years ended September 30,
                                                              -------------------------------
                                                                  1995       1994        1993
                                                              --------   --------   ---------
                                                                      (In thousands)
BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:
Available for sale:
  Realized gains............................................  $ 61,104   $ 44,124   $ 117,488
  Realized losses...........................................   (83,308)   (69,320)    (34,377)
Held for investment:
  Realized gains............................................     9,262     10,572      11,055
  Realized losses...........................................    (2,626)   (10,008)    (24,994)
EQUITIES:
Realized gains..............................................    25,863     23,120      20,177
Realized losses.............................................    (4,985)      (496)     (4,232)
OTHER INVESTMENTS:
Realized gains..............................................     6,453     41,722      30,432
Realized losses.............................................    (2,028)    (4,950)    (22,592)
IMPAIRMENT WRITEDOWNS.......................................   (42,747)   (55,888)   (114,244)
                                                              --------   --------   ---------
Total net realized investment losses........................  $(33,012)  $(21,124)  $ (21,287)
                                                              ========   ========   =========

     The sources and related amounts of investment income are as follows:

                                                                    Years ended September 30,
                                                               ------------------------------
                                                                   1995       1994       1993
                                                               --------   --------   --------
                                                                       (In thousands)
Short-term investments.......................................  $ 43,485   $ 30,900   $ 33,593
Bonds, notes and redeemable preferred stocks.................   555,260    518,215    515,995
Mortgage loans...............................................   146,311    132,297    132,069
Equity-method partnerships...................................    27,148     37,205     21,579
Cost-method partnerships.....................................   106,927     26,451     24,055
Other invested assets........................................    26,671     13,082     27,078
                                                               --------   --------   --------
Total investment income......................................  $905,802   $758,150   $754,369
                                                               ========   ========   ========

     Expenses incurred to manage the investment portfolio amounted to $19,077,000 for the year ended September 30, 1995; $16,751,000 for the year ended September 30, 1994; and $16,443,000 for the year ended September 30, 1993 and are included in General and Administrative Expenses in the income statement.

     Investments in unconsolidated partnerships accounted for by using the equity method of accounting totaled $256,323,000 at September 30, 1995. At that date, total combined assets of these partnerships were $447,441,000 (including $445,131,000 of investments) and total combined liabilities were $188,018,000 (including $149,032,000 of nonrecourse notes payable to banks). For the year

                                SUNAMERICA INC.

NOTE 2 -- INVESTMENTS (CONTINUED)

then ended, total combined revenues and expenses of such partnerships were $97,507,000 and $69,174,000, respectively, resulting in $28,333,000 of total combined pretax income.

     Investments in unconsolidated partnerships accounted for by using the equity method of accounting totaled $268,102,000 at September 30, 1994. At that date, total combined assets of these partnerships were $447,182,000 (including $442,322,000 of investments) and total combined liabilities were $172,451,000 (including $143,476,000 of nonrecourse notes payable to banks). For the year then ended, total combined revenues and expenses of such partnerships were $131,975,000 and $87,313,000, respectively, resulting in $44,662,000 of total combined pretax income.

     At September 30, 1995, no investment exceeded 10% of the Company's consolidated shareholders' equity.

     At September 30, 1995, mortgage loans were collateralized by properties located in 26 states, with loans totaling approximately 28% of the aggregate carrying value of the portfolio secured by properties located in California.

     At September 30, 1995, bonds, notes and redeemable preferred stocks included $910,106,000 (at amortized cost, with a fair value of $887,337,000) of investments not rated investment grade by either Standard & Poor's Corporation, Moody's Investors Service or under National Association of Insurance Commissioners' guidelines. The Company had no material concentrations of non-investment-grade assets at September 30, 1995.

     At September 30, 1995, the amortized cost of investments in default as to the payment of principal or interest was $61,801,000, consisting of $34,405,000 of non-investment-grade bonds and $27,396,000 of mortgage loans. Such nonperforming investments had an estimated fair value of $51,329,000.

     The Company has entered into various Swap Agreements with major brokerage firms and money center banks to reduce the impact of changes in interest rates on certain floating-rate assets and liabilities. At September 30, 1995, the Company had 22 outstanding Swap Agreements with an aggregate notional principal amount of $881,416,000. The Swap Agreements effectively convert certain variable-rate corporate bonds and notes, mortgage loans and guaranteed investment contract liabilities into fixed-rate instruments. These Swap Agreements mature in various years through 2001 and have an average remaining maturity of approximately 25 months. The Company is exposed to potential credit loss in the event of nonperformance by the investment-grade-rated counterparties only with respect to the net differential payments. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged. Related net interest receivable of $3,897,000 and $10,675,000 at September 30, 1995 and 1994, respectively, is included in Accrued Investment Income in the balance sheet. Related net interest payable of $3,709,000 and $34,000 at September 30, 1995 and 1994, respectively, is included in Reserves for Guaranteed Investment Contracts in the balance sheet.

     For investment purposes, the Company also has entered into various Total Return Agreements with an aggregate notional principal amount of $305,825,000 (the "Notional Amount") at September 30, 1995. The Total Return Agreements effectively exchange a fixed rate of interest (the "Payment Amount") on the Notional Amount for the coupon income plus or minus the increase or decrease in the fair value (the "Total Return") of specified non-investment-grade corporate bonds (the "Bonds"). The Total Return Agreements mature in November 1995; however, the Company intends to enter into other similar agreements. The Company is exposed to potential loss due to bond market fluctuations equal to the Payment Amount plus any reduction in the aggregate fair value of the

                                SUNAMERICA INC.

NOTE 2 -- INVESTMENTS (CONTINUED)

Bonds below the Notional Amount. The Company is also exposed to potential credit loss in the event of nonperformance by the investment-grade-rated counterparty with respect to any increase in the aggregate market value of the Bonds above the Notional Amount. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged. Related income of $13,044,000, $1,306,000 and $14,574,000 for the years ended September 30, 1995, 1994 and 1993, respectively, is included in Investment Income in the income statement.

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including its other invested assets, equity investments, partnerships, and real estate investments) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

     RESERVES FOR GUARANTEED INVESTMENT CONTRACTS: Fair value is based on the present value of future cash flows at current pricing rates and is net of the estimated fair value of hedging Swap Agreements.

     TRUST DEPOSITS: Trust deposits are carried at the fair value of deposits payable upon demand.

                                SUNAMERICA INC.

NOTE 3 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     PAYABLE TO BROKERS FOR PURCHASES OF SECURITIES: Such obligations represent net transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.

     VARIABLE ANNUITY LIABILITIES: Fair values of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.

     LONG-TERM NOTES AND DEBENTURES: Fair value is estimated based on the quoted market prices for the same or similar issues and is net of the estimated fair value of a hedging Swap Agreement.

     COLLATERALIZED MORTGAGE OBLIGATIONS: Such obligations are variable-rate obligations for which the carrying value approximates the fair value.

     The estimated fair values of the Company's financial instruments at September 30, 1995 and 1994, compared with their respective carrying values, are as follows:

                                                                        Carrying         Fair
                                                                           value        value
                                                                      ----------   ----------
                                                                          (In thousands)
1995:
  ASSETS:
  Cash and short-term investments...................................  $  855,350   $  855,350
  Bonds, notes and redeemable preferred stocks......................   7,302,771    7,321,323
  Mortgage loans....................................................   1,543,285    1,600,906
  Variable annuity assets...........................................   5,263,006    5,263,006
  LIABILITIES:
  Reserves for fixed annuity contracts..............................   4,862,250    4,758,096
  Reserves for guaranteed investment contracts......................   3,607,192    3,571,698
  Trust deposits....................................................     426,595      426,595
  Payable to brokers for purchases of securities....................     473,728      473,728
  Variable annuity liabilities......................................   5,263,006    5,108,997
  Long-term notes and debentures....................................     524,835      553,429
                                                                      ==========   ==========
1994:
  ASSETS:
  Cash and short-term investments...................................  $  569,382   $  569,382
  Bonds, notes and redeemable preferred stocks......................   6,334,870    6,342,960
  Mortgage loans....................................................   1,426,924    1,404,562
  Variable annuity assets...........................................   4,513,093    4,513,093
  LIABILITIES:
  Reserves for fixed annuity contracts..............................   4,519,623    4,415,386
  Reserves for guaranteed investment contracts......................   2,783,522    2,480,086
  Trust deposits....................................................     442,320      442,320
  Payable to brokers for purchases of securities....................     643,734      643,734
  Variable annuity liabilities......................................   4,513,093    4,361,220
  Long-term notes and debentures....................................     472,835      458,692
  Collateralized mortgage obligations...............................      28,662       28,662
                                                                      ==========   ==========

                                SUNAMERICA INC.

NOTE 4 -- INDEBTEDNESS

     Indebtedness consists of the following (interest rates are as of September
30):

                                                                               September 30,
                                                                         -------------------
                                                                             1995       1994
                                                                         --------   --------
                                                                           (In thousands)
LONG-TERM NOTES AND DEBENTURES:
Medium-term notes due 1998 through 2005 (5 3/8% to 7 3/8% in 1995 and
   5 3/8% to 6 3/4% in 1994)...........................................  $199,835   $147,835
8 1/8% debentures due April 28, 2023...................................   100,000    100,000
9.95% debentures due February 1, 2012..................................   100,000    100,000
9% notes due January 15, 1999..........................................   125,000    125,000
                                                                         --------   --------
Total long-term notes and debentures...................................   524,835    472,835
COLLATERALIZED MORTGAGE OBLIGATIONS redeemed in 1995 (5 5/8% in
  1994)................................................................        --     28,662
                                                                         --------   --------
Total indebtedness.....................................................  $524,835   $501,497
                                                                         ========   ========

     On October 19, 1995, the Company registered, but has not yet issued, $300,000,000 of medium-term notes.

     Principal payments on long-term borrowings are due as follows: 1998, $20,000,000; 1999, $142,775,000; 2000, $14,000,000; and thereafter,
$348,060,000.

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

     In 1989, the Company sold, through a 100% coinsurance transaction, the general agency division of SunAmerica Life Insurance Company. With respect to the coinsurance transaction, SunAmerica Life Insurance Company could become liable for in-force amounts ceded if the coinsurer were to become unable to meet the obligations assumed under the coinsurance agreement. In-force amounts ceded approximated $1,262,777,000 at September 30, 1995. As part of the transaction, assets substantially equal to the policyholder reserves assumed by the coinsurer are held in trust to secure the obligations of the coinsurer.

     The Company has transferred certain of its interests in various partnerships that make tax-advantaged affordable housing investments to third-party investors. As part of the transactions, the Company has guaranteed a minimum defined yield and funding of certain defined operating deficits in return for a fee. A portion of the fees received has been deferred to absorb any required payments with respect to these guarantees. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose. Accordingly, management does not anticipate any material future losses with respect to these guarantees.

                                SUNAMERICA INC.

NOTE 6 -- COMPANY-OBLIGATED PREFERRED SECURITIES OF
          GRANTOR TRUSTS

     On June 13, 1995, pursuant to an exchange offer, SunAmerica Capital Trust I, a grantor trust and a consolidated wholly owned subsidiary of the Company, issued $52,630,875 liquidation amount of its 9.95% Trust Originated Preferred Securities to holders of 2,105,235 shares of the Company's 9 1/4% Series B Preferred Stock, also having a liquidation preference of $52,630,875. In connection with the issuance of the preferred securities and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $54,258,650 principal amount of 9.95% junior subordinated debentures, due 2044. The debentures are redeemable at the option of the Company on or after June 15, 1997 at a redemption price of $25 per debenture plus accrued and unpaid interest. The preferred and common securities will be redeemed on a pro rata basis, to the same extent as the debentures are repaid, at $25 per security plus accumulated and unpaid distributions. The debentures issued to the grantor trust and the common securities purchased by the Company from the grantor trust are eliminated in the accompanying balance sheet.

     In October 1995, subsequent to the Company's fiscal year end, SunAmerica Capital Trust II, a grantor trust and a consolidated wholly owned subsidiary of the Company, issued $185,000,000 liquidation amount of its 8.35% Trust Originated Preferred Securities in a public offering. In connection with the issuance of the preferred securities and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $191,224,250 principal amount of 8.35% junior subordinated debentures, due 2044. The debentures are redeemable at the option of the Company on or after September 30, 2000 at a redemption price of $25 per debenture plus accrued and unpaid interest. The preferred and common securities will be redeemed on a pro rata basis, to the same extent as the debentures are repaid, at $25 per security plus accumulated and unpaid distributions.

     The interest and other payment dates on the debentures correspond to the distribution and other payment dates on the preferred and common securities. Under certain circumstances involving a change in law or legal interpretation, the debentures may be distributed to holders of the preferred and common securities in liquidation of the grantor trust. The Company's obligations under the debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the preferred securities.

NOTE 7 -- SHAREHOLDERS' EQUITY

     The Company is authorized to issue 20,000,000 shares of preferred stock ("Preferred Stock"). On November 1, 1995, subsequent to the Company's fiscal year end, the Company issued 4,000,000 $3.10 Depositary Shares (the "Series E Depositary Shares"), each representing one-fiftieth of a share of Series E Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $62 per share. On November 1, 1998, each of the outstanding Series E Depositary Shares will convert into one-and-one-half shares of Common Stock. The Company may redeem the Series E Depositary Shares prior to such date, in whole or in part, at a price per share initially equal to $81, declining by $0.006111 on each day following the date of issue to $74.767 on September 1, 1998, and equal to $74.40 thereafter. The call price is payable in shares of Common Stock having an aggregate current market price, as defined, equal to such call price, plus an amount paid in cash or in Common Stock representing all accrued and unpaid dividends. In addition, should the Company call the Series E Depositary Shares prior to November 1, 1998, holders will receive 50% of the excess, if any, of one-and-one-half times the current market price, as defined, of the Common Stock over $74.40, payable in shares of Common Stock.

                                SUNAMERICA INC.

NOTE 7 -- SHAREHOLDERS' EQUITY (CONTINUED)

     On March 10, 1993, the Company issued 5,002,500 $2.78 Depositary Shares (the "Series D Depositary Shares"), each representing one-fiftieth of a share of Series D Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $37 per share. On November 28, 1995, subsequent to the Company's fiscal year end, the Company announced that it will redeem all of the Series D Depositary Shares on January 2, 1996, thereby redeeming all of the Series D Mandatory Conversion Premium Dividend Preferred Stock. For each Series D Depositary Share, holders will receive 1.021994885 shares of Common Stock (resulting in an aggregate issuance of 5,112,529 shares of Common Stock) and $0.2471 in cash representing accrued and unpaid dividends from December 1, 1995 through and including January 2, 1996.

     At September 30, 1995, the Company had outstanding 486,800 shares of Adjustable Rate Cumulative Preferred Stock, Series C (the "Series C Preferred Shares"), with a liquidation preference of $100 per share. The Series C Preferred Shares are redeemable at the option of the Company at $103 per share, plus accrued and unpaid dividends, until March 1, 1996, when they are redeemable at $100 per share, plus accrued and unpaid dividends. The holders of these shares are entitled to one-tenth of one vote per share on all matters submitted to a vote of the holders of Common Stock. The quarterly dividend rate is 50 basis points below the higher of three defined treasury-rate indexes. However, the dividend rate may not be less than 7% per annum nor greater than 13 1/2% per annum. On September 1, 1995, the dividend rate was 7.0%.

     In 1992, the Company issued 5,620,000 shares of 9 1/4% Preferred Stock, Series B (the "Series B Preferred Shares"), with a liquidation preference of $25 per share. On or after June 15, 1997, the Company may redeem the Series B Preferred Shares, in whole or in part, at a price per share of $25, plus accrued and unpaid dividends. On June 13, 1995, the Company exchanged 2,105,235 Series B Preferred Shares with a liquidation preference of $52,630,875 for $52,630,875 liquidation amount of 9.95% Trust Originated Preferred Securities of SunAmerica Capital Trust I (see Note 6 -- CompanyObligated Preferred Securities of Grantor Trusts).

     On October 21, 1991, the Company issued 6,000,000 $1.11 Depositary Shares (the "Series A Depositary Shares"), each representing ownership of one-fifth of a share of Series A Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $13 per share. On August 16, 1994, the Company redeemed all of the Series A Depositary Shares for a call price equal to $17.55 per share plus accrued and unpaid dividends of approximately $0.096 per share. The call price was paid with 2,476,000 shares of the Company's Common Stock.

     All preferred shares of the Company rank on a parity with each other and rank senior to Common Stock and Nontransferable Class B Stock of the Company as to payment of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company.

     The Company is authorized to issue 175,000,000 shares of its $1.00 par value Common Stock and is authorized to repurchase 4,000,000 shares of such stock. At September 30, 1995, 44,175,000 shares (adjusted for the Stock Split) were outstanding and at September 30, 1994, 28,977,000 shares were outstanding.

     The Company is authorized to issue 25,000,000 shares of its $1.00 par value Nontransferable Class B Stock. Holders of this stock have rights identical to those of the Company's common stockholders except that they have ten votes per share and are entitled to only 90% of any cash dividend paid on the Common Stock. This stock is convertible at any time into shares of Common Stock. At September 30, 1995, 10,240,000 shares (adjusted for the Stock Split) were outstanding and at September 30, 1994, 6,826,000 shares were outstanding.

                                SUNAMERICA INC.

NOTE 7 -- SHAREHOLDERS' EQUITY (CONTINUED)

     At September 30, 1995, under the Company's 1988 Employee Stock Plan, options to purchase 2,757,825 shares at prices ranging from $2.59 to $36.92 were outstanding (including 1,371,510 exercisable shares at prices ranging from $2.59 to $30.04) and 4,486,376 shares were reserved for future grants.

     Shares of Common Stock issued in connection with the exercise of employee stock options aggregated 137,351 at prices ranging from $1.65 to $30.04 in 1995; 271,463 at prices ranging from $1.65 to $21.46 in 1994; and 1,149,275 at prices ranging from $0.85 to $13.50 in 1993.

     Changes in shareholders' equity are as follows:

                                                                    Years ended September 30,
                                                               ------------------------------
                                                                   1995       1994       1993
                                                               --------   --------   --------
                                                                       (In thousands)
PREFERRED STOCK:
Beginning balance............................................  $374,273   $452,273   $267,180
Exchange of 2,105,235 Series B Shares for 2,105,235 shares of
 Trust Originated Preferred Securities.......................   (52,631)        --         --
Redemption of 6,000,000 Series A Depositary Shares...........        --    (78,000)        --
Issuance of 5,002,500 Series D Depositary Shares.............        --         --    185,093
                                                               --------   --------   --------
Ending balance...............................................  $321,642   $374,273   $452,273
                                                               ========   ========   ========
NONTRANSFERABLE CLASS B STOCK:
Beginning balance............................................  $  6,826   $  6,828   $  6,834
Conversion of 2,000 and 6,500 shares to Common Stock.........        --         (2)        (6)
Stock Split..................................................     3,414         --         --
                                                               --------   --------   --------
Ending balance...............................................  $ 10,240   $  6,826   $  6,828
                                                               ========   ========   ========
COMMON STOCK:
Beginning balance............................................  $ 28,977   $ 26,335   $ 25,179
Issuance of 2,476,000 shares to redeem the Series A
 Depositary Shares...........................................        --      2,476         --
Conversion of Nontransferable Class B Stock to 2,000 and
 6,500 shares................................................        --          2          6
Stock options and other employee benefit plans...............       473        164      1,150
Stock Split..................................................    14,725         --         --
                                                               --------   --------   --------
Ending balance...............................................  $ 44,175   $ 28,977   $ 26,335
                                                               ========   ========   ========
ADDITIONAL PAID-IN CAPITAL:
Beginning balance............................................  $188,667   $110,120   $ 97,295
Cost of exchange of Series B Shares for shares of Trust
 Originated Preferred Securities.............................    (2,500)        --         --
Excess of redemption value of 6,000,000 Series A Depositary
 Shares over par value of 2,476,000 shares of Common Stock
 issued......................................................        --     75,524         --
Cost of issuance of 5,002,500 Series D Depositary Shares.....        --         --     (6,110)
Stock options and other employee benefit plans...............    17,183      3,023     18,935
Stock Split..................................................   (18,139)        --         --
                                                               --------   --------   --------
Ending balance...............................................  $185,211   $188,667   $110,120
                                                               ========   ========   ========

                                SUNAMERICA INC.

NOTE 7 -- SHAREHOLDERS' EQUITY (CONTINUED)

                                                                    Years ended September 30,
                                                            ---------------------------------
                                                                 1995        1994        1993
                                                            ---------   ---------   ---------
                                                            (In thousands)
RETAINED EARNINGS:
Beginning balance.........................................  $ 512,571   $ 413,770   $ 325,227
Net income................................................    194,206     131,801     127,011
Dividends on:
  Preferred Stock.........................................    (29,112)    (37,556)    (29,456)
  Nontransferable Class B Stock...........................     (3,686)     (2,458)     (1,721)
  Common Stock............................................    (17,470)    (10,816)     (7,291)
Gain on sale of KBH Warrants, net of income taxes of
  $9,600,000..............................................         --      17,830          --
                                                            ---------   ---------   ---------
Ending balance............................................  $ 656,509   $ 512,571   $ 413,770
                                                            =========   =========   =========
NET UNREALIZED GAINS (LOSSES) ON DEBT AND EQUITY
  SECURITIES AVAILABLE FOR SALE:
Beginning balance.........................................  $(150,226)  $ 100,701   $   8,353
Change in net unrealized gains/losses on debt securities
  available for sale......................................    297,910    (420,966)     91,924
Change in net unrealized gains/losses on equity securities
  available for sale......................................      6,179     (49,627)     47,830
Change in adjustment to deferred acquisition costs........    (80,200)     85,600          --
Tax effects of net changes................................    (78,362)    134,066     (47,406)
                                                            ---------   ---------   ---------
Ending balance............................................  $  (4,699)  $(150,226)  $ 100,701
                                                            =========   =========   =========

     Dividends that the Company may receive from its life insurance subsidiaries in any year without prior approval of the California, Arizona or New York insurance commissioners are limited by statute. At September 30, 1995, restricted net assets of these consolidated life insurance subsidiaries totaled approximately $962,529,000, none of which is available for the payment of dividends until calendar year 1996.

     The combined statutory equity of the Company's three life insurance subsidiaries totaled $761,775,000 at September 30, 1995; $698,236,000 at December 31, 1994; and $578,643,000 at December 31, 1993. The combined statutory net income of these subsidiaries totaled $71,077,000 for the nine months ended September 30, 1995; $149,824,000 for the year ended December 31, 1994; and $192,466,000 for the year ended December 31, 1993.

                                SUNAMERICA INC.

NOTE 8 -- INCOME TAXES

     The components of the provisions for income taxes on pretax income consist of the following:

                                                                   Federal     State     Total
                                                                   -------   -------   -------
                                                                          (In thousands)
1995:
Currently payable................................................  $85,688   $ 5,546   $91,234
Deferred.........................................................   (5,370)     (464)   (5,834)
                                                                   -------   -------   -------
Total income tax expense.........................................  $80,318   $ 5,082   $85,400
                                                                   =======   =======   =======
1994:
Currently payable................................................  $(4,840)  $ 1,255   $(3,585)
Deferred.........................................................   80,029    (1,744)   78,285
                                                                   -------   -------   -------
Total income tax expense.........................................  $75,189   $  (489)  $74,700
                                                                   =======   =======   =======
1993:
Currently payable................................................  $44,049   $ 4,518   $48,567
Deferred.........................................................    9,462    (1,029)    8,433
                                                                   -------   -------   -------
Total income tax expense.........................................  $53,511   $ 3,489   $57,000
                                                                   =======   =======   =======

     Income taxes computed at the United States federal income tax rate of 35% for 1995 and 1994 and 34.75% for 1993 and income taxes provided differ as follows:

                                                                     Years ended September 30,
                                                                   ---------------------------
                                                                      1995      1994      1993
                                                                   -------   -------   -------
                                                                          (In thousands)
Amount computed at statutory rate................................  $97,862   $84,000   $63,944
Increases (decreases) resulting from:
  Affordable housing tax credits.................................  (17,579)   (9,619)   (7,484)
  State income taxes, net of federal tax benefit.................    3,686      (317)    1,589
  Other, net.....................................................    1,431       636    (1,049)
                                                                   -------   -------   -------
Total income tax expense.........................................  $85,400   $74,700   $57,000
                                                                   =======   =======   =======

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the cumulative effect of this change in accounting for income taxes was recorded during the quarter ended December 31, 1993 to increase the liability for Deferred Income Taxes by $33,500,000.

                                SUNAMERICA INC.

NOTE 8 -- INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes are as follows:

                                                                    September 30,   September 30,
                                                                             1995            1994
                                                                    -------------   -------------
                                                                          (In thousands)
DEFERRED TAX LIABILITIES:
Investments........................................................     $  85,036       $ 102,175
Deferred acquisition costs.........................................       163,973         159,471
State income taxes.................................................         3,660           3,978
Deferred income....................................................         7,780           3,327
                                                                        ---------       ---------
Total deferred tax liabilities.....................................       260,449         268,951
                                                                        ---------       ---------
DEFERRED TAX ASSETS:
Contractholder reserves............................................       (99,107)        (97,944)
Guaranty fund assessments..........................................        (4,392)         (5,144)
Deferred expenses..................................................        (7,573)        (10,652)
Net unrealized losses on certain debt and equity securities........        (2,530)        (80,892)
                                                                        ---------       ---------
Total deferred tax assets..........................................      (113,602)       (194,632)
                                                                        ---------       ---------
Deferred income taxes..............................................     $ 146,847       $  74,319
                                                                        =========       =========

                                SUNAMERICA INC.

NOTE 9 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended September 30, 1995 and 1994 follow:

                                                        First     Second      Third     Fourth
                                                     --------   --------   --------   --------
                                                     (In thousands, except per-share amounts)
1995:
Net investment income..............................  $ 78,109   $ 86,716   $ 94,704   $106,026
Net realized investment losses.....................    (7,231)    (8,344)    (8,975)    (8,462)
Fee income.........................................    39,826     43,810     46,394     49,258
General and administrative expenses................   (33,108)   (41,116)   (44,358)   (47,958)
Amortization of deferred acquisition costs.........   (18,674)   (18,740)   (21,783)   (21,632)
Other income and expenses, net.....................     4,612      4,428      3,383      2,721
                                                     --------   --------   --------   --------
Pretax income......................................    63,534     66,754     69,365     79,953
Income tax expense.................................   (18,400)   (19,400)   (21,100)   (26,500)
                                                     --------   --------   --------   --------
Net income.........................................  $ 45,134   $ 47,354   $ 48,265   $ 53,453
                                                     ========   ========   ========   ========
Per share..........................................  $   0.65   $   0.68   $   0.70   $   0.80
                                                     ========   ========   ========   ========
1994:
Net investment income..............................  $ 70,714   $ 70,736   $ 74,241   $ 78,763
Net realized investment losses.....................    (5,367)    (5,887)    (5,312)    (4,558)
Fee income.........................................    37,627     37,837     37,640     37,632
General and administrative expenses................   (33,457)   (32,500)   (32,198)   (34,588)
Amortization of deferred acquisition costs.........   (15,243)   (16,090)   (17,241)   (18,351)
Other income and expenses, net.....................     2,990      3,711      4,033      4,869
                                                     --------   --------   --------   --------
Pretax income......................................    57,264     57,807     61,163     63,767
Income tax expense.................................   (17,700)   (17,800)   (19,100)   (20,100)
                                                     --------   --------   --------   --------
Income before cumulative effect of change in
 accounting for income taxes.......................    39,564     40,007     42,063     43,667
Cumulative effect of change in accounting for
 income taxes......................................   (33,500)        --         --         --
                                                     --------   --------   --------   --------
Net income.........................................  $  6,064   $ 40,007   $ 42,063   $ 43,667
                                                     ========   ========   ========   ========
Per share:
  Income before cumulative effect of change in
   accounting for income taxes.....................  $   0.57   $   0.58   $   0.61   $   0.63
  Cumulative effect of change in accounting for
   income taxes....................................     (0.54)        --         --         --
                                                     --------   --------   --------   --------
  Net income.......................................  $   0.03   $   0.58   $   0.61   $   0.63
                                                     ========   ========   ========   ========

                                SUNAMERICA INC.

NOTE 10 -- BUSINESS SEGMENTS

     The Company has five business segments: annuity operations, asset management, retirement trust services, broker-dealer operations and premium financing. Respectively, these include the sale of fixed and variable annuities and guaranteed investment contracts; the marketing and management of mutual funds; custodial and administrative services for self-directed retirement plans; the sale of securities and financial services products; and the origination and servicing of short-term premium finance loans. Summarized data for the years ended September 30, 1995, 1994 and 1993 follow:

                                                                    Total
                                                             depreciation
                                                                      and
                                                     Total   amortization     Pretax         Total
                                                  revenues        expense     income        assets
                                                ----------   ------------   --------   -----------
                                                                 (In thousands)
1995:
Annuity operations............................  $  921,289       $64,276    $246,037   $16,172,140
Asset management..............................      30,253        24,069         510        86,510
Retirement trust services.....................      46,622         1,461      15,268       484,456
Broker-dealer operations......................      33,142           868      12,017        42,441
Premium financing.............................      20,772           713       5,774        58,620
                                                ----------       -------    --------   -----------
Total.........................................  $1,052,078       $91,387    $279,606   $16,844,167
                                                ==========       =======    ========   ===========
1994:
Annuity operations............................  $  790,211       $55,724    $211,419   $14,034,879
Asset management..............................      32,803        19,330       7,916       102,192
Retirement trust services.....................      36,412           838      10,210       478,805
Broker-dealer operations......................      28,336           853      10,456        40,349
                                                ----------       -------    --------   -----------
Total.........................................  $  887,762       $76,745    $240,001   $14,656,225
                                                ==========       =======    ========   ===========
1993:
Annuity operations............................  $  775,072       $53,688    $150,109   $14,693,701
Asset management..............................      33,826         8,853      14,806        98,137
Retirement trust services.....................      33,562           806      10,213       433,889
Broker-dealer operations......................      24,927           821       8,883        41,694
                                                ----------       -------    --------   -----------
Total.........................................  $  867,387       $64,168    $184,011   $15,267,421
                                                ==========       =======    ========   ===========

NOTE 11 -- SUBSEQUENT EVENT

     On November 10, 1995, the Company entered into a definitive agreement to acquire Ford Life Insurance Company ("Ford Life") from a subsidiary of Ford Motor Company ("Ford") for approximately $172,500,000 in cash. Under the agreement, Ford will retain Ford Life's credit life insurance business. Completion of this acquisition is expected in early calendar year 1996 and is subject to customary conditions and required regulatory approvals. At September 30, 1995, Ford Life had reserves for fixed annuity contracts of approximately $3,000,000,000.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                               Page number in
                                                                                this Annual
                                                                                 Report on
                                                                                 Form 10-K
                                                                              ----------------
Report of Independent Accountants on Financial Statement Schedules.........         S-2
Schedule II -- Condensed Financial Information of Registrant...............   S-3 through S-6
Schedule IV -- Reinsurance.................................................         S-7

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of SunAmerica Inc.

     Our audits of the consolidated financial statements referred to in our report dated November 6, 1995, except as to Notes 7 and 11, which are as of November 28, 1995, appearing on page F-2 of this Annual Report on Form 10-K of SunAmerica Inc. also included an audit of the Financial Statement Schedules listed on page S-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994.

Price Waterhouse LLP
Los Angeles, California
November 6, 1995, except
as to Notes 7 and 11 to the
consolidated financial statements
which are as of November 28, 1995.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET

                                                                September 30,    September 30,
                                                                         1995             1994
                                                               --------------   --------------
ASSETS
Investment in and advances to subsidiaries...................  $1,258,116,000   $  840,067,000
Other investments............................................     789,746,000      944,427,000
Other assets.................................................     100,454,000      112,787,000
                                                               --------------   --------------
Total assets.................................................  $2,148,316,000   $1,897,281,000
                                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Senior notes and debentures................................  $  524,835,000   $  472,835,000
  Reserves for guaranteed investment contracts...............     250,365,000      265,354,000
  9.95% junior subordinated debentures, series A, due 2044...      54,259,000               --
  Payable to brokers for purchases of securities.............      27,208,000      136,238,000
  Other liabilities..........................................      78,571,000       61,766,000
                                                               --------------   --------------
  Total liabilities..........................................     935,238,000      936,193,000
Shareholders' equity.........................................   1,213,078,000      961,088,000
                                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................  $2,148,316,000   $1,897,281,000
                                                               ==============   ==============

                           CONDENSED INCOME STATEMENT

                                                                     Years ended September 30,
                                                    ------------------------------------------
                                                            1995           1994           1993
                                                    ------------   ------------   ------------
Dividends received from subsidiary corporations...  $ 69,287,000   $ 45,400,000   $ 34,700,000
Investment income.................................   158,228,000    104,299,000     75,710,000
Net realized investment gains (losses)............   (25,459,000)     7,231,000     (6,989,000)
Other income and (expenses).......................     3,636,000      3,518,000       (444,000)
                                                    ------------   ------------   ------------
TOTAL INCOME......................................   205,692,000    160,448,000    102,977,000
                                                    ------------   ------------   ------------
Interest expense on senior notes and debentures...   (44,729,000)   (45,989,000)   (28,846,000)
Interest expense on guaranteed investment
  contracts.......................................   (21,482,000)   (25,624,000)   (25,677,000)
Interest expense on junior subordinated
  debentures......................................    (2,854,000)            --             --
General and administrative expenses, net of
 reimbursement from subsidiaries of $19,095,000 in
 1995, $11,374,000 in 1994 and $9,009,000 in
 1993.............................................    (2,354,000)       417,000        449,000
                                                    ------------   ------------   ------------
TOTAL EXPENSES....................................   (71,419,000)   (71,196,000)   (54,074,000)
                                                    ------------   ------------   ------------
PRETAX INCOME.....................................   134,273,000     89,252,000     48,903,000
Income tax expense................................   (21,116,000)    (9,607,000)    (3,150,000)
                                                    ------------   ------------   ------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
 OF UNCONSOLIDATED SUBSIDIARIES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING FOR INCOME
 TAXES............................................   113,157,000     79,645,000     45,753,000
Equity in undistributed net income of
 unconsolidated subsidiaries......................    81,049,000     30,931,000     81,258,000
Cumulative effect of change in accounting for
 income taxes.....................................            --     21,225,000             --
                                                    ------------   ------------   ------------
NET INCOME........................................  $194,206,000   $131,801,000   $127,011,000
                                                    ============   ============   ============

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (CONTINUED)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                     Years ended September 30,
                                                 ---------------------------------------------
                                                          1995            1994            1993
                                                 -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................  $ 194,206,000   $ 131,801,000   $ 127,011,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in undistributed net income of
   unconsolidated subsidiaries.................    (81,049,000)    (30,931,000)    (81,258,000)
  Net realized investment (gains) losses.......     25,459,000      (7,231,000)      6,989,000
  Cumulative effect of change in accounting for
   income taxes................................             --     (21,225,000)             --
  Other, net...................................     46,736,000      (6,532,000)     (6,902,000)
                                                 -------------   -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES......    185,352,000      65,882,000      45,840,000
                                                 -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of investments...........     24,505,000     (63,883,000)   (246,956,000)
Contributions of capital to subsidiary
  corporations.................................   (203,476,000)    (45,539,000)             --
                                                 -------------   -------------   -------------
Net cash used by investing activities..........   (178,971,000)   (109,422,000)   (246,956,000)
                                                 -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends.....................    (50,268,000)    (50,830,000)    (38,760,000)
Proceeds from issuances of guaranteed
 investment contracts..........................             --     110,000,000     158,372,000
Withdrawal payments on guaranteed investment
 contracts.....................................    (36,472,000)   (299,330,000)             --
Net proceeds from issuances of senior notes and
 debentures....................................     51,675,000      91,711,000     153,433,000
Repayments of senior notes.....................             --     (15,119,000)    (10,800,000)
Net proceeds from issuance of Preferred
  Stock........................................             --              --     178,983,000
                                                 -------------   -------------   -------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES....................................    (35,065,000)   (163,568,000)    441,228,000
                                                 -------------   -------------   -------------
NET (DECREASE) INCREASE IN CASH AND SHORT-TERM
 INVESTMENTS...................................    (28,684,000)   (207,108,000)    240,112,000
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF
 PERIOD........................................    149,643,000     356,751,000     116,639,000
                                                 -------------   -------------   -------------
CASH AND SHORT-TERM INVESTMENTS AT END OF
 PERIOD........................................  $ 120,959,000   $ 149,643,000   $ 356,751,000
                                                 =============   =============   =============
Non-cash financing activity:
  Exchange of junior subordinated debentures,
   series A, due 2044 for 2,105,235 shares of
   9 1/4% Series B Preferred Stock and for the
   common securities of a subsidiary grantor
   trust.......................................  $  54,259,000              --              --
                                                 =============   =============   =============

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INDEBTEDNESS

     Notes payable consist of the following (interest rates are as of September
30):

                                                                  September 30,   September 30,
                                                                           1995            1994
                                                                  -------------   -------------
SENIOR NOTES AND DEBENTURES:
Medium-term notes due 1998 through 2005 (5 3/8% to 7 3/8% in
 1995 and 5 3/8% to 6 3/4% in 1994).............................   $199,835,000    $147,835,000
8 1/8% debentures due April 28, 2023............................    100,000,000     100,000,000
9.95% debentures due February 1, 2012...........................    100,000,000     100,000,000
9% notes due January 15, 1999...................................    125,000,000     125,000,000
                                                                   ------------    ------------
Total senior notes and debentures...............................    524,835,000     472,835,000
9.95% junior subordinated debentures,
  series A, due 2004............................................     54,259,000              --
                                                                   ------------    ------------
Total indebtedness..............................................   $579,094,000    $472,835,000
                                                                   ============    ============

     Aggregate debt service payments are due as follows: 1996, $48,215,000; 1997, $47,798,000; 1998, $67,989,000; 1999, $183,248,000; 2000, $48,086,000 and
$991,822,000, in the aggregate, thereafter.

     In addition, the Company is the issuer of the following guaranteed investment contracts ("GICs") (interest rates are as of September 30):

                                                                  September 30,   September 30,
                                                                           1995            1994
                                                                  -------------   -------------
8 1/2% GIC due serially through 2002 (including interest
 credited of $1,363,000 in 1995 and $1,382,000 in 1994).........   $193,723,000    $196,497,000
8 3/8% GIC due serially through 2003 (including interest
 credited of $330,000 in 1995 and $416,000 in 1994).............     47,625,000      59,986,000
7 3/8% GIC due in 2018 (including interest credited of $132,000
 in 1995 and $267,000 in 1994)..................................      9,017,000       8,871,000
                                                                   ------------    ------------
Total guaranteed investment contracts...........................   $250,365,000    $265,354,000
                                                                   ============    ============

     Aggregate debt service payments are due as follows: 1996, $31,732,000; 1997, $31,678,000; 1998, $31,632,000; 1999, $24,841,000; 2000, $24,812,000; and
$233,246,000, in the aggregate, thereafter.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (CONTINUED)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- GUARANTEES

     The Parent and a subsidiary, SunAmerica Financial, Inc., have transferred certain of their interests in various partnerships that make tax-advantaged affordable housing investments to third-party investors. As a part of the transactions, the Parent has guaranteed a minimum defined yield and funding of certain defined operating deficits in return for a fee. A portion of the fees received has been deferred to absorb any required payments with respect to these guarantees. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose. Accordingly, management does not anticipate any material future losses with respect to these guarantees.

     The Parent has guaranteed that its life insurance subsidiaries will receive the statutory carrying value of certain invested assets, principally bonds and real estate, aggregating $176,516,000.

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

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

        AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                  Ceded to other
                                                   Gross amount        companies     Net amount
                                                 --------------   --------------   ------------
1995:
Life insurance in force........................  $1,907,878,000   $1,592,650,000   $315,228,000
                                                 ==============   ==============   ============
Premiums:
  Annuities and other single premiums..........  $  944,742,000   $           --   $944,742,000
  Annual life insurance premiums...............      14,238,000       14,238,000             --
                                                 --------------   --------------   ------------
  Total premiums...............................  $  958,980,000   $   14,238,000   $944,742,000
                                                 ==============   ==============   ============
1994:
Life insurance in force........................  $2,140,257,000   $1,822,112,000   $318,145,000
                                                 ==============   ==============   ============
Premiums:
  Annuities and other single premiums..........  $  230,037,000   $           --   $230,037,000
  Annual life insurance premiums...............       9,591,000        9,591,000             --
                                                 --------------   --------------   ------------
  Total premiums...............................  $  239,628,000   $    9,591,000   $230,037,000
                                                 ==============   ==============   ============
1993:
Life insurance in force........................  $2,459,830,000   $2,139,123,000   $320,707,000
                                                 ==============   ==============   ============
Premiums:
  Annuities and other single premiums..........  $  223,827,000   $           --   $223,827,000
  Annual life insurance premiums...............      14,144,000       14,144,000             --
                                                 --------------   --------------   ------------
  Total premiums...............................  $  237,971,000   $   14,144,000   $223,827,000
                                                 ==============   ==============   ============

1 SunAmerica Center
Los Angeles, California 90067-6022
(310) 772-6000

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES
                             LIST OF EXHIBITS FILED

Exhibit
Number                                     Description
------                                     -----------

3(g) Articles Supplementary, dated January 27, 1995, which define the reacquisition of the Company's Series A Mandatory Conversion Premium Dividend Preferred Stock.

3(h) Articles Supplementary, dated October 30, 1995, which define the rights of the holders of the Company's Series E Mandatory Conversion Premium Dividend Preferred Stock.

3(i)             Articles of Amendment, dated October 30, 1995.

10(r) Second Amendment to $90,000,000 Credit Agreement, dated December 12, 1994, among the Company, SunAmerica Financial, Inc. and Citibank, N.A., amending the Credit Agreement of February 1, 1993.

10(s) Second Amendment to $60,000,000 Credit Agreement, dated December 12, 1994, among the Company, SunAmerica Financial, Inc. and Citibank, N.A., amending the Credit Agreement of February 1, 1993.

10(t)            List of Executive Compensation Plans and Arrangements.

11               Statement re: Computation of per share earnings.

12(a) Statement re: Computation of ratio of earnings to fixed charges.

12(b) Statement re: Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21               Subsidiaries of the Company.

23               Consent of Independent Accountants.

27               Financial Data Schedule.