Form 10-Q
period 1995-12-31
SUNAMERICA INC
filed 1996-02-14
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            December 31, 1995
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 44,300,271 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 10,239,656 shares outstanding






                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      December 31, 1995 and September 30, 1995                         3-4


      Consolidated Income Statement (Unaudited) -
      Three Months Ended December 31, 1995 and 1994                    5


      Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended December 31, 1995 and 1994                    6-7


      Notes to Consolidated Financial Statements (Unaudited)           8-10


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11-25


Part II - Other Information                                            26-27

                                 SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)




                                                 December 31,    September 30,
                                                        1995             1995
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $    657,210    $     855,350
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at fair value
      (amortized cost: December 31, 1995,
      $8,125,928; September 30, 1995,
      $6,615,620)                                   8,210,874        6,584,488
    Held for investment, at amortized cost
      (fair value: September 30, 1995,
      $736,835)                                            --          718,283
  Mortgage loans                                    1,575,390        1,543,285
  Common stocks, at fair value
    (cost: December 31, 1995 $19,642;
    September 30, 1995, $21,403)                       36,619           39,906
  Partnerships                                        794,279          774,417
  Real estate                                         103,418          105,637
  Other invested assets                               209,318          187,593
                                                 ------------    -------------
  Total investments                                11,587,108       10,808,959

Variable annuity assets                             5,454,132        5,263,006
Accrued investment income                             116,715           95,038
Deferred acquisition costs                            532,941          526,415
Other assets                                          153,457          150,749
                                                 ------------    -------------
TOTAL ASSETS                                     $ 17,844,353    $  16,844,167
                                                 ============    =============

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                 December 31,    September 30,
                                                        1995             1995
                                                -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts          $   5,486,957    $   4,862,250
  Reserves for guaranteed investment contracts      3,683,168        3,607,192
  Trust deposits                                      427,788          426,595
  Payable to brokers for purchases of securities           --          473,728
  Income taxes currently payable                       36,243            2,465
  Other liabilities                                   245,409          271,540
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                         9,879,565        9,643,770
                                                 ------------    -------------
Variable annuity liabilities                        5,454,132        5,263,006
                                                 ------------    -------------
Long-term notes and debentures                        539,835          524,835
                                                 ------------    -------------
Deferred income taxes                                 167,188          146,847
                                                 ------------    -------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary grantor
  trusts whose sole assets are junior
  subordinated debentures of the Company              237,631           52,631
                                                 ------------    -------------
Shareholders' equity:
  Preferred Stock                                     569,642          321,642
  Nontransferable Class B Stock                        10,240           10,240
  Common Stock                                         44,300           44,175
  Additional paid-in capital                          177,449          185,211
  Retained earnings                                   705,336          656,509
  Net unrealized gains (losses) on debt
    and equity securities available for
    sale                                               59,035           (4,699)
                                                 ------------    -------------
  Total shareholders' equity                        1,566,002        1,213,078
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 17,844,353    $  16,844,167
                                                 ============    =============

                                 SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
             For the three months ended December 31, 1995 and 1994
             (In thousands, except per-share amounts - unaudited)




                                                      1995             1994
                                                   ----------       ----------
Investment income                                  $  253,990       $  202,167
                                                   ----------       ----------
Interest expense on:
  Fixed annuity contracts                             (68,096)         (59,878)
  Guaranteed investment contracts                     (61,424)         (47,255)
  Trust deposits                                       (2,571)          (2,670)
  Senior indebtedness                                 (15,052)         (14,255)
                                                   ----------       ----------
  Total interest expense                             (147,143)        (124,058)
                                                   ----------       ----------
Dividends paid on preferred
  securities of grantor trusts                         (4,721)              --
                                                   ----------       ----------
NET INVESTMENT INCOME                                 102,126           78,109
                                                   ----------       ----------
NET REALIZED INVESTMENT GAINS (LOSSES)                  1,404           (7,231)
                                                   ----------       ----------
Fee income:
  Variable annuity fees                                24,416           20,453
  Net retained commissions                              8,865            6,620
  Asset management fees                                 6,503            7,025
  Loan servicing fees                                   5,570            1,978
  Trust fees                                            4,195            3,750
                                                   ----------       ----------
TOTAL FEE INCOME                                       49,549           39,826
                                                   ----------       ----------
Other income and expenses:
  Surrender charges                                     2,588            2,744
  General and administrative expenses                 (44,098)         (33,108)
  Amortization of deferred acquisition costs          (19,002)         (18,674)
  Other, net                                               19            1,868
                                                   ----------       ----------
TOTAL OTHER INCOME AND EXPENSES                       (60,493)         (47,170)
                                                   ----------       ----------
PRETAX INCOME                                          92,586           63,534
Income tax expense                                    (27,800)         (18,400)
                                                   ----------       ----------
NET INCOME                                         $   64,786       $   45,134
                                                   ==========       ==========
EARNINGS PER SHARE                                 $     0.94       $     0.65
                                                   ==========       ==========

NET EARNINGS APPLICABLE TO COMMON STOCK (used
  in the computation of earnings per share)        $   61,903       $   40,995
                                                   ==========       ==========
AVERAGE SHARES OUTSTANDING                             65,746           62,776
                                                   ==========       ==========

                                 SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the three months ended December 31, 1995 and 1994
                          (In thousands - unaudited)

                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     64,786     $     45,134
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                        68,096           59,878
        Guaranteed investment contracts                61,424           47,255
        Trust deposits                                  2,571            2,670
      Net realized investment losses (gains)           (1,404)           7,066
      Accretion of net discounts on investments        (4,318)          (5,726)
      Provision for deferred income taxes             (10,525)           4,177
      Change in:
        Deferred acquisition costs                     (5,529)          (1,580)
        Other assets                                   (2,582)         (17,517)
        Income taxes currently payable                 32,566           14,485
        Other liabilities                             (15,205)           1,887
      Other, net                                       (3,301)           7,420
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             186,579          165,149
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale                    (1,920,072)        (871,311)
    Bonds, notes and redeemable preferred
      stocks held for investment                       (7,172)         (38,395)
    Mortgage loans                                    (65,905)        (115,868)
    Partnerships                                     (209,987)        (136,054)
    Other investments, excluding short-term
      investments                                     (39,276)         (38,507)
    Net assets of Imperial Premium Finance, Inc.           --         (442,804)
    Net assets of CalFarm Life Insurance Company      (52,102)              --
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     1,264,089        1,080,553
    Partnerships                                       60,425           26,795
    Other investments, excluding short-term
      investments                                      33,160           16,898
    Traditional life insurance business of
      CalFarm Life Insurance Company                 (117,719)              --
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                       516,230          268,118
    Bonds, notes and redeemable preferred
      stocks held for investment                       23,817          117,716
    Mortgage loans                                     36,827           15,464
    Partnerships                                       70,621           41,916
    Other investments, excluding short-term
      investments                                      20,174            1,792
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                (386,890)         (73,687)
                                                 ------------     ------------

                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
             For the three months ended December 31, 1995 and 1994
                          (In thousands - unaudited)


                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (15,959)    $    (12,685)
  Premium receipts on:
    Fixed annuity contracts                           147,340          142,276
    Guaranteed investment contracts                   231,505          564,320
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts                     (37,432)          39,671
  Receipts of trust deposits                          103,984          167,706
  Withdrawal payments on:
    Fixed annuity contracts                          (131,418)        (172,459)
    Guaranteed investment contracts                  (216,232)        (376,862)
    Trust deposits                                   (105,302)        (147,828)
  Claims and annuity payments on fixed
    annuity contracts                                 (41,787)         (43,696)
  Net proceeds from issuances of long-term notes       14,475               --
  Net proceeds from issuance of preferred
    securities of a grantor trust                     179,172               --
  Net proceeds from issuance of Series E
    Preferred Stock                                   241,180               --
  Repayments of collateralized mortgage
    obligations                                            --          (28,662)
  Net borrowings (repayments) of other
    short-term financings                            (367,355)          69,202
                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               2,171          200,983
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                             (198,140)         292,445

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  855,350          569,382
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    657,210     $    861,827
                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     13,629     $     12,981
                                                 ============     ============

  Income taxes paid, net of refunds received     $      5,759     $        262
                                                 ============     ============

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of December 31, 1995 and September 30, 1995, the results of its consolidated operations and its consolidated cash flows for the three months ended December 31, 1995 and 1994. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1995, contained in the Company's 1995 Annual Report to Shareholders.

2.    Reclassification of Securities Held for Investment
      --------------------------------------------------

      On December 1, 1995, the Company reassessed the appropriateness of classifying a portion of its portfolio of bonds, notes and redeemable preferred stock as held for investment (the "Held for Investment Portfolio"). This reassessment was made pursuant to the provisions of "Special Report: A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board in November 1995. As a result of its reassessment, the Company reclassified all of its Held for Investment Portfolio as available for sale. At December 1, 1995, the amortized cost of the Held for Investment Portfolio aggregated $701,512,000 and its fair value was $723,423,000. Upon reclassification, the resulting net unrealized gain of $21,911,000 was credited to Net Unrealized Gains (Losses) on Debt and Equity Securities Available for Sale in the shareholders' equity section of the balance sheet.

3.    Preferred Securities of Grantor Trusts
      --------------------------------------

      Preferred securities of grantor trusts comprise $52,630,875 liquidation amount of 9.95% Trust Originated Preferred Securities of SunAmerica Capital Trust I and $185,000,000 liquidation amount of 8.35% Trust Originated Preferred Securities of SunAmerica Capital Trust II. Both grantor trusts are wholly owned subsidiaries of the Company.

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)



3.    Preferred Securities of Grantor Trusts  (continued)
      --------------------------------------

      In connection with the issuance of the 9.95% Trust Originated Preferred Securities and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $54,258,650 principal amount of 9.95% junior subordinated debentures, due 2044.
      These debentures constitute the sole asset of the grantor trust. The debentures are redeemable at the option of the Company on or after June 15, 1997 at a redemption price of $25 per debenture plus accrued and unpaid interest. The preferred and common securities will be redeemed on a pro rata basis, to the same extent as the debentures are repaid, at $25 per security plus accumulated and unpaid distributions.

      In connection with the issuance of the 8.35% Trust Originated Preferred Securities and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $191,224,250 principal amount of 8.35% junior subordinated debentures, due 2044.
      These debentures constitute the sole asset of the grantor trust. The debentures are redeemable at the option of the Company on or after September 30, 2000 at a redemption price of $25 per debenture plus accrued and unpaid interest. The preferred and common securities will be redeemed on a pro rata basis, to the same extent as the debentures are repaid, at $25 per security plus accumulated and unpaid distributions.

4.    Earnings per Share
      ------------------

      The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options and convertible preferred stock, which includes the Series D and E Depositary Shares issued in March 1993 and November 1995, respectively. Common stock equivalents are included in the computation only if their effect is dilutive. Net Earnings Applicable To Common Stock are reduced by preferred stock dividend requirements, which amounted to $2,883,000 and $4,139,000 for the three months ended December 31, 1995 and 1994, respectively. These preferred stock dividend requirements do not include dividends paid on the convertible issues, which amounted to $4,992,000 and $3,477,000 in the three months ended December 31, 1995 and 1994, respectively.

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)



5.  Ratios of Earnings to Fixed Charges
    -----------------------------------

    The ratios of earnings to fixed charges follow:
                                                         Three months ended
                                                             December 31,
                                                         -------------------
                                                           1995       1994
                                                         -------     -------
    Ratio of earnings to fixed charges (excluding
    interest incurred on fixed annuities, guaranteed
    investment contracts and trust deposits)                 5.7x       5.5x
                                                         =======    =======
    Ratio of earnings to fixed charges (including
    interest incurred on fixed annuities, guaranteed
    investment contracts and trust deposits)                 1.6x       1.5x
                                                         =======    =======
    Ratio of earnings to combined fixed charges and
    preferred stock dividends (excluding interest
    incurred on fixed annuities, guaranteed
    investment contracts and trust deposits)                 3.6x       3.1x
                                                         =======    =======
    Ratio of earnings to combined fixed charges and
    preferred stock dividends (including interest
    incurred on fixed annuities, guaranteed
    investment contracts and trust deposits                  1.5x       1.4x
                                                         =======    =======

                                SUNAMERICA INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


      The following is management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months ended December 31, 1995 ("Fiscal 1996") and December 31, 1994 ("Fiscal 1995").

RESULTS OF OPERATIONS

      NET INCOME totaled $64.8 million or $0.94 per share in Fiscal 1996, compared with $45.1 million or $0.65 per share in Fiscal 1995.

      PRETAX INCOME totaled $92.6 million in Fiscal 1996, up from $63.5 million in Fiscal 1995. This $29.1 million improvement primarily resulted from increased net investment income, fee income and net realized investment gains, partially offset by increased general and administrative expenses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest or dividends paid on fixed annuities and other interest-bearing liabilities, increased to $102.1 million in Fiscal 1996 from $78.1 million in Fiscal 1995. These amounts represent net investment spreads of 3.71% on average invested assets (computed on a daily basis) of $11.01 billion in Fiscal 1996 and 3.33% on average invested assets of $9.39 billion in Fiscal 1995. Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities, which excess amounted to $1.00 billion in Fiscal 1996 and $699.5 million in Fiscal 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 3.16% in Fiscal 1996 and 2.90% in Fiscal 1995.

      Investment income totaled $254.0 million in Fiscal 1996, compared with $202.2 million in Fiscal 1995. Investment income increased in Fiscal 1996 as a result of an increase in investment yield on a higher level of average invested assets. The yield on average invested assets increased to 9.23% in Fiscal 1996 from 8.61% in Fiscal 1995. Over the last nine fiscal quarters, the Company's quarterly investment yields on average invested assets have ranged from 8.32% to 9.54%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      The increased investment yield in Fiscal 1996 primarily resulted from increased partnership income, which amounted to $36.3 million in Fiscal 1996, compared with $23.6 million in Fiscal 1995. This partnership income represents a yield of 18.03% on related average assets of $804.3 million in Fiscal 1996, compared with 14.47% on related average assets of $652.8 million in Fiscal 1995.

      The Company has also historically enhanced investment yield through its use of both dollar roll transactions ("Dollar Rolls") and total return corporate bond swap agreements ("Total Return Agreements"). The Company recorded income of $4.9 million on the Total Return Agreements during Fiscal 1996, compared with losses of $1.5 million in Fiscal 1995. The improved results in Fiscal 1996 reflect increases in the fair value of the underlying assets, resulting primarily from lower prevailing interest rates at December 31, 1995 and improved overall performance of non-investment-grade bonds in Fiscal 1996 relative to Fiscal 1995. Although the Company continues to use Dollar Rolls, they did not have a significant impact on investment income in Fiscal 1996 or Fiscal 1995. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements and Dollar Rolls).

      Total interest and dividend expense aggregated $151.9 million in Fiscal 1996 and $124.1 million in Fiscal 1995. The average rate paid on all interest-bearing liabilities was 6.07% (5.61% on fixed annuity contracts) in Fiscal 1996, compared with 5.71% (5.31% on fixed annuity contracts) in Fiscal 1995. Interest-bearing liabilities averaged $10.01 billion during Fiscal 1996, compared with $8.69 billion during Fiscal 1995.

      The increase in the average rate paid on all interest-bearing liabilities during Fiscal 1996 primarily resulted from a higher crediting rate on a greater level of average reserves for guaranteed investment contracts ("GICs"). The average GIC crediting rate was 6.70% on related average liabilities of $3.67 billion in Fiscal 1996, compared with 6.53% on related average liabilities of $2.89 billion in Fiscal 1995. The higher average crediting rate on GICs in Fiscal 1996 reflects the crediting rates on contracts issued and repriced during the 1995 calendar year. In response to prevailing interest rates, these new and repriced crediting rates were generally greater than those on GICs outstanding in Fiscal 1995. During Fiscal 1996 and Fiscal 1995, approximately 32% and 27%, respectively, of the Company's average GIC portfolio were variable-rate obligations that reprice periodically based upon certain defined indexes. At December 31, 1995, approximately 28% of the Company's GIC portfolio was composed of such obligations. The average rate paid on all interest-bearing liabilities also increased as a result of the dividends paid in Fiscal 1996 on the preferred securities of grantor trusts. In Fiscal 1996, the average dividend rate on preferred securities of grantor trusts was 8.74% on related average liabilities of $216.1 million. The preferred securities of grantor trusts were issued in June 1995 and October 1995, and, therefore, there were no such dividends paid in Fiscal 1995.

      GROWTH IN AVERAGE INVESTED ASSETS to $11.01 billion in Fiscal 1996 from $9.39 billion in Fiscal 1995 primarily reflects sales of the Company's fixed-rate products, consisting of both fixed annuities (including the fixed accounts of variable annuity products) and GICs, and $486.5 million of aggregate net proceeds from the issuances of preferred securities of grantor trusts and long-term notes. Since December 31, 1994, fixed annuity premiums have aggregated $948.8 million and GIC premiums have totaled $1.43 billion. Fixed annuity premiums totaled $147.3 million in Fiscal 1996, up slightly from $143.2 million in Fiscal 1995. These premiums include premiums for the fixed accounts of variable annuities totaling $64.1 million and $59.9 million, respectively. GIC premiums decreased significantly to $231.5 million in Fiscal 1996 from $564.3 million in Fiscal 1995. This $332.8 million reduction primarily resulted from the cyclical demand for GICs by municipalities, due principally to the interdependency of demand for GICs and the funding of new municipal bond offerings.

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

      NET REALIZED INVESTMENT GAINS totaled $1.4 million in Fiscal 1996, compared with net realized investment losses of $7.2 million in Fiscal 1995. These amounts represent 0.05% and 0.31%, respectively, of average invested assets. Net realized investment gains are net of impairment writedowns of $6.8 million in Fiscal 1996 and $4.7 million in Fiscal 1995. Therefore, net gains from sales of investments totaled $8.2 million in Fiscal 1996, compared with $2.5 million of net losses in Fiscal 1995.

      Net gains in Fiscal 1996 include $6.5 million of net gains realized on $17.1 million of sales of other invested assets, principally leveraged leases, and $1.3 million of net gains realized on $5.2 million of sales of common stocks. These sales were made primarily to maximize total return.

      Net losses in Fiscal 1995 include $3.1 million of net gains realized on $5.7 million of sales of common stocks made primarily to maximize total return and $8.3 million of net losses on $1.09 billion of sales of bonds. These bonds sales include approximately $215.4 million of sales of MBSs, $177.8 million of sales on high-yield investments and $106.7 million of sales of certain collateralized mortgage obligations and asset-backed securities that also were made primarily to maximize total return. The Company also sold $439.5 million of premium finance loans at no gain or loss (see "Loan Servicing Fees").

      Impairment writedowns include additional provisions applied to defaulted bonds amounting to $5.7 million in Fiscal 1996 and $4.3 million in Fiscal 1995.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $24.4 million in Fiscal 1996 from $20.5 million in Fiscal 1995. This increase reflects growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $5.33 billion during Fiscal 1996 and $4.43 billion during Fiscal 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $210.0 million in Fiscal 1996 and $99.3 million in Fiscal 1995. This increase in premiums can be attributed, in part, to a heightened demand for equity and bond investments, principally as a result of generally improved market performance in the 1995 calendar year. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $8.9 million in Fiscal 1996 and $6.6 million in Fiscal 1995. Broker-dealer sales (mainly general securities, mutual funds and annuities) totaled $2.26 billion in Fiscal 1996 and $1.37 billion in Fiscal 1995. Net retained commissions are not proportionate to sales primarily due to differences in sales mix.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"). Such fees totaled $6.5 million on average assets managed of $2.15 billion in Fiscal 1996 and $7.0 million on average assets managed of $2.10 billion in Fiscal 1995. Asset management fees are not proportionate to average assets managed primarily due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, amounted to $36.3 million in Fiscal 1996, compared with $29.5 million in Fiscal 1995. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $97.6 million in Fiscal 1996, compared with $140.5 million in Fiscal 1995.

      LOAN SERVICING FEES are earned by the Company's subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for businesses to fund their commercial property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing these sold loans. Such fee income totaled $5.6 million on average loans serviced of $440.7 million in Fiscal 1996, compared with $2.0 million on average loans serviced of $143.6 million in Fiscal 1995. Imperial's net assets were acquired on November 30, 1994, and, therefore, Fiscal 1995 includes only one month of loan servicing fee income.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified pension plans. Trust fees increased to $4.2 million in Fiscal 1996 (on an average of 198,000 trust accounts) from $3.8 million in Fiscal 1995 (on an average of 189,000 trust accounts).

      SURRENDER CHARGES on fixed and variable annuities totaled $2.6 million in Fiscal 1996 and $2.7 million in Fiscal 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $284.5 million in Fiscal 1996 and $312.9 million in Fiscal 1995. These payments represent 11.8% and 14.8%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $155.4 million in Fiscal 1996 and $144.4 million in Fiscal 1995. Although variable annuity surrenders have increased, principally as a result of growth in the variable annuity separate accounts, variable annuity withdrawal rates have declined. Variable annuity surrenders represent 11.7% and 13.0%, respectively, of average variable annuity liabilities in Fiscal 1996 and Fiscal 1995. The decrease in fixed annuity surrenders to $129.1 million in Fiscal 1996 from $168.5 million in Fiscal 1995 results primarily from unusually high surrenders in Fiscal 1995, principally due to policies coming off surrender charge restrictions and a greater volume of surrenders on a closed block of business in Fiscal 1995. In addition, fixed annuity surrenders in Fiscal 1996 reflect the success of the Company's conservation efforts. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $44.1 million in Fiscal 1996, compared with $33.1 million in Fiscal 1995. General and administrative expenses in Fiscal 1996 include the expenses of recently acquired Imperial for a full quarter, compared with only one month of such expenses in Fiscal 1995. In addition, Fiscal 1996 includes expenses related to a national advertising campaign to further increase the Company's brand name awareness. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $19.0 million in Fiscal 1996 and $18.7 million in Fiscal 1995. This increase was primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      INCOME TAX EXPENSE totaled $27.8 million in Fiscal 1996 and $18.4 million in Fiscal 1995, representing effective tax rates of 30% and 29%, respectively. These tax rates reflect the favorable impact of certain affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY increased by $352.9 million to $1.57 billion at December 31, 1995 from $1.21 billion at September 30, 1995, primarily as a result of the issuance of $248.0 million of the Company's Series E Preferred Stock and the $64.8 million of net income recorded in Fiscal 1996. Shareholders' equity at December 31, 1995 was also favorably impacted by the recording of a $59.0 million net unrealized gain on debt and equity securities available for sale, a $63.7 million improvement over the $4.7 million net unrealized loss recorded at September 30, 1995. These favorable factors were partially offset by $16.0 million of dividends paid to shareholders.

      BOOK VALUE PER SHARE amounted to $21.76 at December 31, 1995, compared with $17.78 at September 30, 1995. Excluding net unrealized gains and losses on debt and equity securities available for sale, book value per share amounted to $20.86 at December 31, 1995 and $17.86 at September 30, 1995.

      TOTAL ASSETS increased by $1.00 billion to $17.84 billion at December 31, 1995 from $16.84 billion at September 30, 1995, principally due to a $778.1 million increase in invested assets and a $191.1 million increase in the separate accounts for variable annuities.

      INVESTED ASSETS at December 31, 1995 totaled $11.59 billion, compared with $10.81 billion at September 30, 1995. This $778.1 million increase primarily resulted from the acquisition of CalFarm Life Insurance Company, whose invested assets totaled $719.2 million at December 31, 1995, for a cash purchase price of $120 million. In addition, the increase in invested assets reflects the issuance of $248.0 million of Series E Preferred Stock, the October 1995 issuance of $185.0 million of preferred securities of a grantor trust and a $116.0 million improvement in net unrealized gains on debt and equity securities available for sale. These favorable factors were partially offset by a $473.7 million reduction in amounts payable to brokers.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective December 1, 1995, pursuant to guidelines issued by the Financial Accounting Standards Board, the Company determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors. Accordingly, the Company does not presently classify a portion of its Bond Portfolio as held for investment.

      THE BOND PORTFOLIO had an aggregate fair value that exceeded its amortized cost by $84.9 million at December 31, 1995. At September 30, 1995, the amortized cost of the Bond Portfolio was $12.6 million above its fair value (including $31.1 million of net unrealized losses on the portion of the portfolio that was designated as available for sale). The net unrealized gains on the Bond Portfolio since September 30, 1995 principally reflect the lower relative prevailing interest rates at December 31, 1995 and their corresponding effect on the fair value of the Bond Portfolio.

      Approximately $8.09 billion or 99.5% of the Bond Portfolio (at amortized cost) at December 31, 1995 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At December 31, 1995, approximately $7.16 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $5.01 billion of U.S. government/agency securities and MBSs.

      At December 31, 1995, the Bond Portfolio included $925.0 million (fair value, $915.5 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their December 31, 1995 amortized cost, these non-investment-grade bonds accounted for 5.2% of the Company's total assets and 8.1% of invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $316.4 million at December 31, 1995 (see "Asset-Liability Matching").

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at December 31, 1995.

      The following table summarizes the Company's rated bonds by rating classification as of December 31, 1995 (dollars
in thousands):
                                                   Issues not rated by S&P/Moody's
          Issues Rated by S&P/Moody's                    By NAIC Category                            Total
----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                   Estimated               Percent of  Estimated
 S&P (Moody's)         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA+ to A-
  (Aaa to A3)          $4,546,061   $4,589,332       1     $1,393,098   $1,415,402   $5,939,159     51.71%   $6,004,734
BBB+ to BBB-
  (Baa1 to Baa3)          497,335      503,423       2        727,736      742,755    1,225,071     10.67     1,246,178
BB+ to BB-
  (Ba1 to Ba3)             90,305       91,594       3        143,474      143,664      233,779      2.04       235,258
B+ to B- (B1 to B3)       375,991      375,780       4        240,925      236,434      616,916      5.37       612,214
CCC+ to C-
  (Caa to C)               30,385       26,030       5         18,556       18,222       48,941      0.43        44,252
D                              --           --       6         25,353       23,741       25,353      0.22        23,741
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES     $5,540,077   $5,586,159             $2,549,142   $2,580,218   $8,089,219              $8,166,377
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

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $833.0 million at December 31, 1995. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1995, Secured Loans consisted of loans to 194 borrowers spanning 32 industries, with 17% of these assets (at amortized cost) concentrated in the leisure industry and with no other industry concentration constituting more than 15% of these assets.

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

      MORTGAGE LOANS aggregated $1.58 billion at December 31, 1995 and consisted of 659 first mortgage loans with an average loan balance of approximately $2.4 million, collateralized by properties located in 27 states. Approximately 47% of the portfolio was multifamily residential, 23% was retail, 6% was industrial, 5% was office and 19% was other types. At December 31, 1995, approximately 28% of the portfolio was secured by properties located in California and no more than 12% of the portfolio was secured by properties in any other single state. At December 31, 1995, there were 31 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 28% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At December 31, 1995, approximately 23% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 1999. At December 31, 1995, loans delinquent by more than 90 days totaled $28.2 million (1.8% of total mortgages). Loans foreclosed upon and carried in real estate in the balance sheet totaled $17.0 million (1.1% of total mortgages) at December 31, 1995. All of these loans were transferred to real estate during fiscal 1995.

      Approximately 35% of the mortgage loans in the portfolio at December 31, 1995 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation or other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      At December 31, 1995, mortgage loans having an aggregate carrying value of $60.3 million had been restructured. Of this amount, $1.8 million was restructured during Fiscal 1996, $27.7 million was restructured during Fiscal 1995 and $30.2 million was restructured during fiscal 1992.

      PARTNERSHIP investments totaled $794.3 million at December 31, 1995, comprising investments in approximately 370 separate partnerships with an average size of approximately $2.1 million. This portfolio includes: (i) $317.1 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 600 separate issuers; (ii) $360.6 million of partnerships that make tax-advantaged investments in affordable housing, currently involving approximately 325 multifamily projects in 38 states; and
(iii) $116.6 million of partnerships that invest in mortgage loans and income-producing real estate. At December 31, 1995, $551.9 million of the Company's partnerships was accounted for by using the cost method and $242.4 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated for the affordable housing partnerships by the marketability of the tax credits they generate. The Company believes that these risks are acceptable in light of anticipated partnership returns and the contractual termination provisions contained in the partnership agreements.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 78% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at December 31, 1995.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At December 31, 1995 the weighted average life of the Company's investments was approximately four years and the duration was approximately three-and-one-fourth years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      As a component of its investment strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At December 31, 1995, the Company had 27 outstanding Swap Agreements with an aggregate notional principal amount of $1.10 billion. These agreements mature in various years through 2001 and have an average remaining maturity of 26 months.

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

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risks associated with Total Return Agreements are the credit risk on the underlying non-investment grade bonds; the risk of increases in prevailing interest rates, particularly short-term interest rates; and the risk associated with counterparty nonperformance. The primary risk associated with Dollar Rolls, Reverse Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Total Return Agreements, Dollar Rolls, Reverse Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of the Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $56.9 million at December 31, 1995, including $28.7 million (fair value, $22.2 million) of bonds and notes and $28.2 million of mortgage loans whose fair value was equal to their amortized cost. At December 31, 1995, defaulted investments constituted 0.5% of total invested assets at amortized cost. At September 30, 1995, defaulted investments totaled $61.8 million, which constituted 0.6% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1995, approximately $6.43 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $197.1 million, while approximately $1.69 billion of the Bond Portfolio had an aggregate unrealized loss of $112.2 million. In addition, the Company's investment portfolio also currently provides approximately $109.8 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at December 31, 1995, had invested assets with a carrying value of $888.3 million and outstanding senior indebtedness of $539.8 million, comprising all of the Company's consolidated senior indebtedness. Additionally, as of December 31, 1995, the Parent had three GICs purchased by local government authorities that aggregated $255.4 million.

      During August and October 1995, the Parent purchased common securities of SunAmerica Capital Trust I and SunAmerica Capital Trust II (the "Grantor Trusts") and issued an aggregate of $245.5 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of preferred securities of the Grantor Trusts (see Note 3 of Notes to Consolidated Financial Statements).

      The Parent's annual debt service with respect to its senior indebtedness, GIC obligations and Debentures totals $80.0 million for fiscal 1996, $96.5 million for fiscal 1997, $116.6 million for fiscal 1998, $225.1 million for fiscal 1999, $89.9 million for fiscal 2000 and $2.14 billion, in the aggregate, thereafter.

      The Parent received dividends from its regulated life insurance subsidiaries of $69.2 million in March 1995. The Parent also received dividends of $5.0 million in Fiscal 1996 from its other directly owned subsidiaries.

      The Company has transferred to third-party investors certain of its interests in various partnerships that make tax-advantaged affordable housing investments. As part of the transactions, the Parent has agreed to advance monies to support the operations of the underlying housing projects, if required, and has guaranteed that the transferred partnerships will provide, as of the transfer date and under then current tax laws, a specified level of associated tax credits and deductions to the third-party investors. A portion of the income received upon transfer of the partnership interests has been deferred to absorb any required payments with respect to these agreements. Based on an evaluation of the underlying housing projects, it is management's belief that such deferrals are ample for this purpose. Accordingly, management does not anticipate any material future cash outlays with respect to these agreements.

      The Parent has guaranteed that its life insurance subsidiaries will receive the statutory carrying value of certain invested assets, primarily bonds and real estate, aggregating $144.8 million.

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

                                SUNAMERICA INC.
                         PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      On October 30, 1995 the Company held a Special Meeting of Shareholders. The shareholders voted upon a proposal to amend the Charter to increase the Company's authorized capital from (i) 50,000,000 to 175,000,000 shares of Common Stock (par value, $1.00 per share) and (ii) 15,000,000 to 25,000,000 shares of Nontransferable Class B Stock (par value, $1.00 per share).

      The matter was approved. The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes were as follows:

      Votes For       Votes Against        Abstentions       Broker Non-Votes
      ----------      -------------        -----------       ----------------

      89,982,628          3,412,807             27,125                      0


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS

10 $250,000,000 Credit Agreement, dated as of October 27, 1995, among the Company and SunAmerica Financial, Inc., as Borrowers, and Citibank, N.A., as Agent for the bank named therein.

11    Statement re computation of per-share earnings.

23 The consent of Price Waterhouse LLP, independent accountants, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.

27    Financial Data Schedule.


REPORTS ON FORM 8-K

      On October 6, 1995, the Company filed a current report on Form 8-K to file exhibits in connection with the issuance by SunAmerica Capital Trust II (the "Trust") of its 8.35% Trust Originated Preferred Securities pursuant to Registration Statement Nos. 33-62405 and 33-62405-01 filed by the Company and the Trust.

                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION


REPORTS ON FORM 8-K (continued)

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

      On December 12, 1995, the Company filed a current report on Form 8-K, as amended on December 14, 1995, concerning its proposed acquisition of Ford Life Insurance Company.

      On January 29, 1996, the Company filed a current report on Form 8-K announcing its first quarter 1996 earnings.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUNAMERICA INC.
                                          -----------------------------------
                                          Registrant


Dated      February 13, 1996              /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated      February 13, 1996               /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller

                               SUNAMERICA INC.



LISTS OF EXHIBITS FILED
-----------------------

10 $250,000,000 Credit Agreement, dated as of October 27, 1995, among the Company and SunAmerica Financial, Inc., as Borrowers, and Citibank, N.A., as Agent for the bank named therein.

11    Statement re computation of per-share earnings.

27    Financial Data Schedule.