Form 10-Q
period 1996-03-31
SUNAMERICA INC
filed 1996-05-13
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 1996
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 49,440,475 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 10,239,656 shares outstanding






                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      March 31, 1996 and September 30, 1995                            3-4


      Consolidated Income Statement (Unaudited) -
      Three Months and Six Months Ended March 31, 1996 and 1995        5


      Consolidated Statement of Cash Flows (Unaudited) -
      Six Months Ended March 31, 1996 and 1995                         6-7


      Notes to Consolidated Financial Statements (Unaudited)           8-11


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            12-28


Part II - Other Information                                            29-31

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)




                                                    March 31,    September 30,
                                                        1996             1995
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $    876,779    $     855,350
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at fair value
      (amortized cost: March 31, 1996,
      $11,533,773; September 30, 1995,
      $6,615,620)                                  11,461,252        6,584,488
    Held for investment, at amortized cost
      (fair value: September 30, 1995
      $736,835)                                            --          718,283
  Mortgage loans                                    1,626,048        1,543,285
  Common stocks, at fair value
    (cost: March 31, 1996 $17,378;
    September 30, 1995, $21,403)                       33,803           39,906
  Partnerships                                        892,002          774,417
  Real estate                                         110,721          105,637
  Other invested assets                               181,794          187,593
                                                 ------------    -------------
  Total investments                                15,182,399       10,808,959

Variable annuity assets                             5,779,699        5,263,006
Accrued investment income                             165,135           95,038
Deferred acquisition costs                            714,740          526,415
Other assets                                          166,992          150,749
                                                 ------------    -------------
TOTAL ASSETS                                     $ 22,008,965    $  16,844,167
                                                 ============    =============

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                    March 31,    September 30,
                                                        1996             1995
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $  8,730,750    $   4,862,250
  Reserves for guaranteed investment contracts      3,865,895        3,607,192
  Trust deposits                                      456,778          426,595
  Payable to brokers for purchases of securities      336,189          473,728
  Income taxes currently payable                       61,285            2,465
  Other liabilities                                   302,407          271,540
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                        13,753,304        9,643,770
                                                 ------------    -------------
Variable annuity liabilities                        5,779,699        5,263,006
                                                 ------------    -------------
Senior indebtedness:
  Long-term notes and debentures                      573,335          524,835
  Reverse repurchase agreements                        63,359               --
                                                 ------------    -------------
  Total senior indebtedness                           636,694          524,835
                                                 ------------    -------------
Deferred income taxes                                  74,761          146,847
                                                 ------------    -------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary grantor
  trusts whose sole assets are junior
  subordinated debentures of the Company              237,631           52,631
                                                 ------------    -------------
Shareholders' equity:
  Preferred stock                                     384,549          321,642
  Nontransferable Class B Stock                        10,240           10,240
  Common Stock                                         49,440           44,175
  Additional paid-in capital                          357,295          185,211
  Retained earnings                                   757,525          656,509
  Net unrealized losses on debt and
    equity securities available for sale              (32,173)          (4,699)
                                                 ------------    -------------
  Total shareholders' equity                        1,526,876        1,213,078
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 22,008,965    $  16,844,167
                                                 ============    =============

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
       For the three months and six months ended March 31, 1996 and 1995
             (In thousands, except per-share amounts - unaudited)
                                                 Three months              Six months
                                            ---------------------    ---------------------
                                                 1996        1995         1996        1995
                                            ---------   ---------    ---------   ---------
Investment income                           $ 287,538   $ 215,457    $ 541,528   $ 417,624
                                            ---------   ---------    ---------   ---------
Interest expense on:
  Fixed annuity contracts                     (89,588)    (62,466)    (157,684)   (122,344)
  Guaranteed investment contracts             (59,918)    (50,306)    (121,342)    (97,561)
  Trust deposits                               (2,552)     (2,606)      (5,123)     (5,276)
  Senior indebtedness                         (18,014)    (13,363)     (33,066)    (27,618)
                                            ---------   ---------    ---------   ---------
  Total interest expense                     (170,072)   (128,741)    (317,215)   (252,799)
                                            ---------   ---------    ---------   ---------
Dividends paid on preferred
  securities of grantor trusts                 (5,172)         --       (9,893)         --
                                            ---------   ---------    ---------   ---------
NET INVESTMENT INCOME                         112,294      86,716      214,420     164,825
                                            ---------   ---------    ---------   ---------
NET REALIZED INVESTMENT LOSSES                 (3,589)     (8,344)      (2,185)    (15,575)
                                            ---------   ---------    ---------   ---------
Fee income:
  Variable annuity fees                        25,337      19,768       49,753      40,221
  Net retained commissions                     13,066       7,383       21,931      14,003
  Asset management fees                         6,361       6,662       12,864      13,687
  Loan servicing fees                           6,203       6,055       11,773       8,033
  Trust fees                                    4,126       3,942        8,321       7,692
                                            ---------   ---------    ---------   ---------
TOTAL FEE INCOME                               55,093      43,810      104,642      83,636
                                            ---------   ---------    ---------   ---------
Other income and expenses:
  Surrender charges                             5,025       3,412        7,613       6,156
  General and administrative expenses         (50,242)    (41,116)     (94,340)    (74,224)
  Amortization of deferred acquisition costs  (21,514)    (18,740)     (40,516)    (37,414)
  Other, net                                      374       1,016          393       2,884
                                            ---------   ---------    ---------   ---------
TOTAL OTHER INCOME AND EXPENSES               (66,357)    (55,428)    (126,850)   (102,598)
                                            ---------   ---------    ---------   ---------
PRETAX INCOME                                  97,441      66,754      190,027     130,288
Income tax expense                            (29,200)    (19,400)     (57,000)    (37,800)
                                            ---------   ---------    ---------   ---------
NET INCOME                                  $  68,241   $  47,354    $ 133,027   $  92,488
                                            =========   =========    =========   =========
EARNINGS PER SHARE                          $    0.96   $    0.68    $    1.90   $    1.34
                                            =========   =========    =========   =========
NET EARNINGS APPLICABLE TO COMMON STOCK
  (used in the computation of earnings
  per share)                                $  65,358   $  43,180    $ 127,261   $  84,175
                                            =========   =========    =========   =========
AVERAGE SHARES OUTSTANDING                     67,964      63,101       66,855      62,938
                                            =========   =========    =========   =========

                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the six months ended March 31, 1996 and 1995
                          (In thousands - unaudited)

                                                     1996             1995
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    133,027     $     92,488
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       157,684          122,344
        Guaranteed investment contracts               121,342           97,561
        Trust deposits                                  5,123            5,276
      Net realized investment losses                    2,185           15,575
      Accretion of net discounts on investments       (12,355)         (14,209)
      Provision for deferred income taxes             (41,005)           5,117
      Change in:
        Deferred acquisition costs                    (28,677)         (13,578)
        Other assets                                   (6,455)         (15,224)
        Income taxes currently payable                 51,350           (6,420)
        Other liabilities                              (6,551)          15,728
      Other, net                                       (2,524)          10,501
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             373,144          315,159
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale                    (5,649,246)      (1,756,731)
    Bonds, notes and redeemable preferred
      stocks held for investment                       (7,172)         (39,777)
    Mortgage loans                                   (150,319)        (146,464)
    Partnerships                                     (320,969)        (188,909)
    Other investments, excluding short-term
      investments                                     (64,683)         (88,871)
    Net assets of CalFarm Life Insurance Company      (50,946)              --
    Net assets of Advantage Capital Corporation        (2,072)              --
    Net assets of Ford Life Insurance Company           6,677               --
    Net assets of Imperial Premium Finance, Inc.           --         (442,804)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     4,092,761        1,513,052
    Partnerships                                       97,657           19,173
    Other investments, excluding short-term
      investments                                      41,155           54,287
    Traditional life insurance business of
      CalFarm Life Insurance Company                 (117,719)              --
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     1,160,484          568,331
    Bonds, notes and redeemable preferred
      stocks held for investment                       23,817          246,372
    Mortgage loans                                     60,706           40,045
    Partnerships                                      114,294           44,199
    Other investments, excluding short-term
      investments                                      21,706           22,837
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                (743,869)        (155,260)
                                                 ------------     ------------

                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the six months ended March 31, 1996 and 1995
                          (In thousands - unaudited)



                                                     1996             1995
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (32,011)    $    (25,700)
  Premium receipts on:
    Fixed annuity contracts                           518,375          559,286
    Guaranteed investment contracts                   514,916          716,775
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts                    (104,628)          51,572
  Receipts of trust deposits                          250,573          262,210
  Withdrawal payments on:
    Fixed annuity contracts                          (310,279)        (360,703)
    Guaranteed investment contracts                  (376,833)        (648,226)
    Trust deposits                                   (225,425)        (261,632)
  Claims and annuity payments on fixed
    annuity contracts                                 (97,755)         (92,472)
  Net proceeds from issuances of long-term notes       47,478               --
  Repayments of collateralized mortgage
    obligations                                            --          (28,662)
  Net increase in other senior indebtedness            63,359               --
  Net repayments of other short-term financings      (275,704)        (158,685)
  Net proceeds from issuance of preferred
    securities of a subsidiary grantor trust          179,532               --
  Net proceeds from issuance of Series E
    Preferred Stock                                   240,556               --
                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             392,154           13,763
                                                 ------------     ------------
NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                          21,429          173,662

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  855,350          569,382
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    876,779     $    743,044
                                                 ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     30,855     $     27,485
                                                 ============     ============
  Income taxes paid, net of refunds received     $     46,655     $     39,103
                                                 ============     ============

                                SUNAMERICA INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    Basis of Presentation
      ---------------------

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and September 30, 1995, the results of its consolidated operations for the three months and six months ended March 31, 1996 and 1995 and its consolidated cash flows for the six months ended March 31, 1996 and 1995. The results of operations for the three months and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1995, contained in the Company's 1995 Annual Report to Shareholders.

2.    Acquisitions
      ------------

      On February 29, 1996, the Company completed the acquisition of all of the outstanding stock of Ford Life Insurance Company ("Ford Life") for a cash purchase price of $172,500,000. This acquisition has been accounted for by using the purchase method of accounting. The Company acquired assets having an aggregate fair value of $3,146,072,000, composed primarily of invested assets totaling $3,097,152,000. Liabilities assumed in this acquisition totaled $3,098,396,000, including $3,059,255,000 of fixed annuity reserves. An amount equal to excess of the purchase price over the fair value of the liabilities assumed, amounting to $123,204,000 at March 31, 1996, is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet, and is being amortized, with interest, over the estimated lives of the assumed annuity contracts in proportion to the present value of estimated future profits.

      On December 29, 1995, the Company completed the acquisition of all of the outstanding stock of CalFarm Life Insurance Company ("CalFarm") for a cash purchase price of $120,000,000. This acquisition has been accounted for by using the purchase method of accounting. The Company acquired assets having an aggregate fair value of $737,028,000, composed primarily of invested assets totaling $722,461,000. Liabilities assumed in this acquisition totaled $650,652,000, including $645,814,000 of fixed annuity reserves. An amount equal to excess of the purchase price over the fair value of the liabilities assumed, amounting to $32,784,000 at March 31, 1996, is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet, and is being amortized, with interest, over the estimated lives of the assumed annuity contracts in proportion to the present value of estimated future profits.

                                SUNAMERICA INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

2.    Acquisitions
      ------------
      (Continued)

      The accompanying consolidated income statement includes the results of Ford Life's operations for only the period from March 1, 1996 to March 31, 1996 and CalFarm's operations for only the period from January 1, 1996 to March 31, 1996. On a pro forma (unaudited) basis, assuming these acquisitions occurred on October 1, 1994, the beginning of the earliest period presented, revenues (investment income, net realized investment gains/losses and fee income) would have been $373,397,000 and $307,459,000, for the three months ended March 31, 1996 and 1995, respectively, and $731,987,000 and $581,571,000, for the six months ended March 31, 1996 and 1995, respectively. On a pro forma (unaudited) basis, these acquisitions would not have materially affected reported net income of these prior periods.

3.    Adoption of Accounting Pronouncement
      ------------------------------------

      During the second quarter, the Company prospectively adopted the provisions of Emerging Issues Task Force Consensus No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects" ("EITF 94-1"), for investments made after May 1995, the date of the consensus. See "Management's Discussion and Analysis of Financial Position and Results of Operations - Sources of Liquidity" on pages 26 and 27 for further discussion.

4.    Reclassification of Securities Held for Investment
      --------------------------------------------------

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

                                SUNAMERICA INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


5.    Preferred Securities of Subsidiary Grantor Trusts
      -------------------------------------------------

      Preferred securities of subsidiary grantor trusts comprise $52,630,875 liquidation amount of 9.95% Trust Originated Preferred Securities issued by SunAmerica Capital Trust I on June 13, 1995 and $185,000,000 liquidation amount of 8.35% Trust Originated Preferred Securities issued by SunAmerica Capital Trust II on October 11, 1995.

      In connection with the issuance of the 9.95% Trust Originated Preferred Securities and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $54,258,650 principal amount of 9.95% junior subordinated debentures, due 2044. These debentures are redeemable at the option of the Company on or after June 15, 1997 at a redemption price of $25 per debenture plus accrued and unpaid interest. The preferred and common securities will be redeemed on a pro rata basis, to the same extent as the debentures are repaid, at $25 per security plus accumulated and unpaid distributions.

      In connection with the issuance of the 8.35% Trust Originated Preferred Securities and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $191,224,250 principal amount of 8.35% junior subordinated debentures, due 2044. These debentures are redeemable at the option of the Company on or after September 30, 2000 at a redemption price of $25 per debenture plus accrued and unpaid interest. The preferred and common securities will be redeemed on a pro rata basis, to the same extent as the debentures are repaid, at $25 per security plus accumulated and unpaid distributions.

6.    Earnings per Share
      ------------------

      The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options and convertible preferred stock, which includes the Series D and E Depositary Shares issued in March 1993 and November 1995, respectively. Common stock equivalents are included in the computation only if their effect is dilutive. Net Earnings Applicable To Common Stock are reduced by preferred stock dividend requirements, which amounted to $2,883,000 and $4,174,000 for the three months ended March 31, 1996 and 1995, respectively, and $5,766,000 and $8,313,000 for the six months ended March 31, 1996 and 1995, respectively. These preferred stock dividend requirements do not include dividends paid on the convertible issues, which amounted to $4,336,000 and $3,477,000 in the three months ended March 31, 1996 and 1995, respectively, and $9,328,000 and $6,953,000 in the six months ended March 31, 1996 and 1995, respectively.

                                SUNAMERICA INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)



7.    Ratios of Earnings to Fixed Charges
      -----------------------------------

      The ratios of earnings to fixed charges for the three months and six months ended March 31, 1996 and 1995 are as follows:

                                         Three months           Six months
                                        ---------------      ---------------
                                         1996      1995       1996      1995
                                        -----     -----      -----     -----
      Ratio of earnings to fixed
      charges (excluding interest
      incurred on fixed annuities,
      guaranteed investment contracts
      and trust deposits)                 5.2x      6.0x       5.4x      5.7x
                                        =====     =====      =====     =====
      Ratio of earnings to fixed
      charges (including interest
      incurred on fixed annuities,
      guaranteed investment contracts
      and trust deposits)                 1.6x      1.5x       1.6x      1.5x
                                        =====     =====      =====     =====

      Ratio of earnings to combined
      fixed charges and preferred stock
      dividends (excluding interest
      incurred on fixed annuities,
      guaranteed investment contracts
      and trust deposits)                 3.6x      3.3x       3.6x      3.2x
                                         ====      ====       ====      ====

      Ratio of earnings to combined
      fixed charges and preferred stock
      dividends (including interest
      incurred on fixed annuities,
      guaranteed investment contracts
      and trust deposits)                 1.5x      1.4x       1.5x      1.4x
                                         ====      ====       ====      ====

                                SUNAMERICA INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


      The following is management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months and six months ended March 31, 1996 and 1995.

RESULTS OF OPERATIONS

      NET INCOME totaled $68.2 million or $0.96 per share in the second quarter of 1996, compared with $47.4 million or $0.68 per share in the second quarter of 1995. For the six months, net income amounted to $133.0 million or $1.90 per share in 1996, compared with $92.5 million or $1.34 per share in 1995. Results of operations in fiscal 1996 include the effects of the recently completed acquisitions (the "Acquisitions") of CalFarm Life Insurance Company ("CalFarm") and Ford Life Insurance Company ("Ford Life"). The acquisition of CalFarm was completed on December 29, 1995 and the acquisition of Ford Life was completed on February 29, 1996.

      PRETAX INCOME totaled $97.4 million in the second quarter of 1996, up from $66.8 million in the second quarter of 1995. For the six months, pretax income totaled $190.0 million in 1996, compared with $130.3 million in 1995. These improvements primarily resulted from increased net investment income, increased fee income and reduced net realized investment losses, partially offset by increased general and administrative expenses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest or dividends paid on fixed annuities and other interest-bearing liabilities, increased to $112.3 million in the second quarter of 1996 from $86.7 million in the second quarter of 1995. These amounts represent net investment spreads of 3.40% on average invested assets (computed on a daily basis) of $13.23 billion in the second quarter of 1996 and 3.63% on average invested assets of $9.56 billion in the second quarter of 1995. For the six months, net investment income increased to $214.4 million in 1996 from $164.8 million in 1995, representing net investment spreads of 3.54% and 3.48%, respectively, on average invested assets of $12.12 billion and $9.48 billion, respectively. As a result of the Acquisitions, net investment spreads in 1996 declined by 29 basis points in the second quarter and 16 basis points in the six months.

      Net investment spreads also include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $1.08 billion in the second quarter of 1996, $729.5 million in the second quarter of 1995, $1.04 billion in the six months of 1996 and $714.5 million in the six months of 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.92% in the second quarter of 1996, 3.18% in the second quarter of 1995, 3.03% in the six months of 1996 and 3.04% in the six months of 1995. As a result of the Acquisitions, the differences between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities in 1996 declined by 17 basis points in the second quarter and by 9 basis points in the six months.

       Investment income totaled $287.5 million in the second quarter of 1996, compared with $215.5 million in the second quarter of 1995. For the six months, investment income amounted to $541.5 million in 1996, up $123.9 million from the $417.6 million recorded in 1995. These amounts represent yields on average invested assets of 8.69% and 9.01% in the second quarters of 1996 and 1995, respectively, and 8.94% and 8.81% in the six months of 1996 and 1995, respectively. Over the last ten fiscal quarters, the Company's quarterly investment yields on average invested assets have ranged from 8.32% to 9.54%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      Investment income recorded in 1996 and the yields it represents reflect the effects of the Acquisitions. The invested assets of Ford Life and CalFarm are primarily high-grade corporate, government and government/agency bonds, which are generally lower yielding than the Company's existing portfolio. In 1996, the investment income of Ford Life and CalFarm aggregated $30.0 million in the second quarter and six months, reducing the overall investment yield of the Company by 27 basis points in the second quarter and 15 basis points in the six months.

      In addition to the effects of the Acquisitions, investment income rose during 1996 as a result of higher levels of average invested assets and additional partnership income. Partnership income amounted to $29.8 million (representing a yield of 13.80% on related average assets of $863.5 million) in the second quarter of 1996, compared with $22.8 million (representing a yield of 12.35% on related average assets of $737.2 million) in the second
quarter of 1995.   For the six months, partnership income amounted to $66.0
million (representing a yield of 15.84% on related average assets of $833.9 million) in 1996, compared with $46.4 million (representing a yield of 13.35% on related average assets of $695.0 million).

      The Company has also historically enhanced investment yield through its use of both dollar roll transactions ("Dollar Rolls") and total return corporate bond swap agreements ("Total Return Agreements"). The Company recorded income of $14.3 million on the Total Return Agreements during the second quarter of 1996, compared with $5.7 million in the second quarter of 1995. For the six months, income on the Total Return Agreements totaled $19.2 million in 1996, compared with $4.2 million in 1995. The improved results in 1996 reflect increases in the fair value of the underlying assets, resulting primarily from improved overall performance of non-investment-grade bonds in 1996 relative to 1995. Although the Company continues to use Dollar Rolls, they did not have a significant impact on investment income in 1996 or 1995. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements and Dollar Rolls).

      Total interest and dividend expense aggregated $175.2 million in the second quarter of 1996 and $128.7 million in the second quarter of 1995. For the six months, interest expense aggregated $327.1 million in 1996, compared with $252.8 million in 1995. The average rate paid on all interest-bearing liabilities decreased to 5.77% (5.44% on fixed annuity contracts and 6.34% on guaranteed investment contracts ("GICs")) in the second quarter of 1996, from 5.83% (5.38% on fixed annuity contracts and 6.68% on GICs) in the second quarter of 1995. For the six months, the average rate paid on all interest-bearing liabilities increased to 5.91% (5.51% on fixed annuity contracts and 6.52% on GICs) in 1996 from 5.77% (5.35% on fixed annuity contracts and 6.61% on GICs) in 1995. Interest-bearing liabilities averaged $12.15 billion during the second quarter of 1996, compared with $8.83 billion during the second quarter of 1995. For the six months, interest-bearing liabilities averaged $11.08 billion in 1996, compared with $8.76 billion in 1995.

      The average rates paid on all interest-bearing liabilities in 1996 also reflect the impact of the Acquisitions. The interest-bearing liabilities of Ford Life and CalFarm are primarily single premium deferred annuities that carry a lower average crediting rate than the average crediting rate paid on the Company's other annuity liabilities. Assumption of these additional annuity liabilities reduced the average rate paid on all interest-bearing liabilities by 10 basis points (7 basis points on fixed annuity contracts) in the second quarter of 1996 and by 6 basis points (5 basis points on fixed annuity contracts) in the six months of 1996. Notwithstanding the favorable effects of the Acquisitions, the average rate paid on all interest-bearing liabilities increased in the six months of 1996 primarily due to the dividends paid on the preferred securities of subsidiary grantor trusts. The average dividend rate on those preferred securities was 8.72% in the six months of 1996. The preferred securities were issued in June 1995 and October 1995, and, therefore, there were no such dividends paid in the six months of 1995.

      GROWTH IN AVERAGE INVESTED ASSETS since 1995 reflects the impact of the Acquisitions. Average assets in 1996 include the invested assets of CalFarm for the entire second quarter and those of Ford Life for only the month of March. In the aggregate, in 1996 the Acquisitions contributed $1.79 billion and $893.8 million to the Company's average invested assets in the second quarter and six months, respectively. Average invested assets also increased as a result of sales of the Company's fixed-rate products, consisting of both fixed annuities (including the fixed accounts of variable annuity products) and GICs, and $519.2 million of aggregate net proceeds from the issuances of Preferred Stock of the Company, preferred securities of subsidiary grantor trusts and long-term notes. Since March 31, 1995, fixed annuity premiums have aggregated $903.8 million and GIC premiums have totaled $1.56 billion. Fixed annuity premiums totaled $371.0 million in the second quarter of 1996, down from the $416.0 million recorded in the second quarter of 1995, and $518.4 million in the six months of 1996, down from $559.3 million in the six months of 1995. These premiums include premiums for the fixed accounts of variable annuities totaling $329.9 million, $86.6 million, $394.1 million and $146.5 million, respectively. The significant increase in premiums for the fixed accounts of variable annuities in 1996 resulted primarily from increased inflows into the one-year fixed account of the Company's Polaris product. GIC premiums increased significantly to $283.4 million in the second quarter of 1996 from $152.5 million in the second quarter of 1995. This $130.9 million increase principally resulted from additional sales to pension plans, largely due to the success of the Company's recently introduced "AAA"-rated GIC product and an expanded customer base. For the six months, GIC premiums totaled $514.9 million in 1996, compared with $716.8 million in 1995. This $201.9 million reduction in GIC premiums primarily resulted from the cyclical demand for GICs by municipalities, largely due to the interdependency of the demand for GICs and the funding of new municipal bond offerings.



      The GICs issued by the Company generally guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. The Company imposes surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by banks or state and local governmental authorities may also permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. Contracts purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from seven to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT LOSSES totaled $3.6 million in the second quarter of 1996 and $8.3 million in the second quarter of 1995. These amounts represent 0.11% and 0.35%, respectively, of average invested assets. Net realized investment losses include impairment writedowns of $8.5 million in the second quarter of 1996 and $17.0 million in the second quarter of 1995. Therefore, net gains from sales of investments totaled $4.9 million in the second quarter of 1996, compared with $8.7 million in the second quarter of 1995. For the six months, net realized investment losses totaled $2.2 million in 1996, compared with $15.6 million in 1995 and represent 0.04% and 0.33%, respectively, of average invested assets. Net realized investment losses include impairment writedowns of $15.4 million in 1996 and $21.7 million in 1995. Therefore, for the six months, net gains from sales of investments totaled $13.2 million in 1996 and $6.1 million in 1995.

      Net gains from sales of investments in 1996 include $11.8 million of net gains ($5.3 million in the second quarter) realized on sales of other invested assets, principally leveraged leases, and $3.3 million of net gains ($2.0 million in the second quarter) realized on sales of common stocks. These sales were made primarily to maximize total return.

      Net gains from sales of investments in 1995 include $10.8 million of net gains ($7.8 million in the second quarter) realized on sales of common stocks made primarily to maximize total return and $8.0 million of net losses ($0.4 million in the second quarter) realized on sales of various bonds that were also primarily made to maximize total return. In addition, the Company realized $2.3 million of net gains ($1.5 million in the second quarter) on sales of real estate.

      Impairment writedowns include additional provisions applied to defaulted bonds amounting to $10.7 million in 1996 ($5.0 million in the second quarter) and $18.1 million in 1995 ($13.8 million in the second quarter).

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $25.3 million in the second quarter of 1996 from $19.8 million in the second quarter of 1995. For the six months, variable annuity fees totaled $49.8 million in 1996, compared with $40.2 million in 1995. These increases reflect growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $5.63 billion during the second quarter of 1996 and $4.43 billion during the second quarter of 1995. For the six months, variable annuity assets averaged $5.48 billion in 1996, compared with $4.43 billion in 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $799.6 million since March 31, 1995. Variable annuity premiums totaled $224.5 million in the second quarter of 1996, up significantly from $106.9 million in the second quarter of 1995. For the six months, variable annuity premiums totaled $434.5 million in 1996, compared with $206.2 million in 1995. These increases in premiums may be attributed, in part, to a heightened demand for equity investments, principally as a result of generally improved market performance in the 1996 periods. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $13.1 million in the second quarter of 1996 and $7.4 million in the second quarter of 1995. For the six months, net retained commissions totaled $21.9 million in 1996, compared with $14.0 million in 1995. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $3.73 billion in the second quarter of 1996 and $1.81 billion in the second quarter of 1995. For the six months, such sales totaled $5.99 billion in 1996 and $3.17 billion in 1995. The significant increases in sales and net retained commissions during the 1996 periods reflect a greater number of registered representatives and higher average production. In addition, sales in the second quarter of 1996 include those of Advantage Capital Corporation, a Houston-based broker-dealer acquired on January 3, 1996. Sales in 1996 also reflect generally favorable market conditions. Increases in net retained commissions are not proportionate to increases in sales primarily due to differences in sales mix.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"). Such fees totaled $6.4 million on average assets managed of $2.15 billion in the second quarter of 1996 and $6.7 million on average assets managed of $2.03 billion in the second quarter of 1995. For the six months, asset management fees totaled $12.9 million on average assets managed of $2.15 billion in 1996, compared with $13.7 million on average assets managed of $2.07 billion in 1995. Asset management fees are not proportionate to average assets managed primarily due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $179.7 million since March 31, 1995. Mutual fund sales totaled $63.6 million in the second quarter of 1996, compared with $30.9 million in the second quarter of 1995. For the six months, such sales totaled $99.9 million in 1996, compared with $60.5 million in 1995. Higher mutual fund sales in the 1996 periods reflect the combined effects of additional advertising, the favorable performance records of certain of the Company's mutual funds and heightened demand for equity investments, principally as a result of improved market performance. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $102.1 million in the second quarter of 1996, compared with $109.9 million in the second quarter of 1995. For the six months, such redemptions amounted to $199.6 million in 1996 and $250.4 million in 1995.

      LOAN SERVICING FEES are earned by the Company's subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for businesses to fund their commercial property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing these sold loans. Such fee income totaled $6.2 million on average loans serviced of $455.7 million in the second quarter of 1996, compared with $6.1 million on average
loans serviced of $430.1 million in the second quarter of 1995.   For the six
months, loan servicing fees totaled $11.8 million on average loans serviced of $448.2 million in 1996, compared with $8.0 million on average loans serviced of $286.8 million in 1995. Imperial's net assets were acquired on November 30, 1994, and, therefore, the six months of 1995 includes only four months of loan servicing fee income.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified pension plans. Trust fees increased to $4.1 million in the second quarter of 1996 (on an average of 201,000 trust accounts) from $3.9 million in the second quarter of 1995 (on an average of 198,000 trust accounts). For the six months, trust fees increased to $8.3 million (on an average of 200,000 trust accounts), compared with $7.7 million (on an average of 193,000 trust accounts.

      SURRENDER CHARGES on fixed and variable annuities totaled $5.0 million in the second quarter of 1996 and $3.4 million in the second quarter of 1995. For the six months, surrender charges totaled $7.6 million in 1996 and $6.2 million in 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $332.5 million in the second quarter of 1996 and $344.9 million in the second quarter of 1995. Annualized, these payments represent 11.5% and 16.1%, respectively, of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $617.0 million in 1996 and $657.8 million in 1995, and, annualized, represent 11.6% and 15.5%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $152.2 million in the second quarter of 1996, $164.7 million in the second quarter of 1995, $307.6 million in the six months of 1996 and $309.2 million in the six months of 1995. Despite the addition to fixed annuity withdrawals resulting from the Acquisitions, total annuity withdrawals declined slightly in the second quarter of 1996, primarily resulting from a decline in variable annuity withdrawals. Variable annuity withdrawals decreased principally due to the success of the Company's retention efforts. In the six months, total withdrawals declined primarily as a result of a decline in fixed annuity withdrawals. These withdrawals were unusually high in the first quarter of 1995, principally as a result of certain blocks of policies coming off surrender charge restrictions and a greater volume of surrenders on a closed block of business. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $50.2 million in the second quarter of 1996, compared with $41.1 million in the second quarter of 1995.
For the six months, general and administrative expenses totaled $94.3 million in 1996, compared with $74.2 million in 1995. General and administrative expenses in 1996 reflect the impact of the Acquisitions, including Advantage Capital Corporation, and include the expenses of recently acquired Imperial for the full six months, compared with only four months of such expenses recorded in 1995. In addition, 1996 includes expenses related to a national advertising campaign to further increase the Company's brand name awareness. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $21.5 million in the second quarter of 1996 and $18.7 million in the second quarter of 1995. For the six months, such amortization totaled $40.5 million in 1996, compared with $37.4 million in 1995. This increase was primarily due to amortization of deferred acquisition costs resulting from the Acquisitions and to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      INCOME TAX EXPENSE totaled $29.2 million in the second quarter of 1996, $19.4 million in the second quarter of 1995, $57.0 million in the six months of 1996 and $37.8 million in the six months of 1995, and represented effective tax rates of 30% in 1996 and 29% in 1995. These tax rates reflect the favorable impact of certain affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY decreased by $39.1 million to $1.53 billion at March 31, 1996 from $1.57 billion at December 31, 1995, primarily as a result of a $91.2 million increase in net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity and $16.1 million of dividends paid to shareholders. These decreases were partially offset by the recording of $68.2 million of net income in the second quarter of 1996.

      BOOK VALUE PER SHARE amounted to $21.16 at March 31, 1996, compared with $21.76 at December 31, 1995. Excluding net unrealized gains and losses on debt and equity securities available for sale, book value per share amounted to $21.65 at March 31, 1996 and $20.86 at December 31, 1995.

      TOTAL ASSETS increased by $4.16 billion to $22.01 billion at March 31, 1996 from $17.84 billion at December 31, 1995, principally due to a $3.59 billion increase in invested assets and a $325.6 million increase in the separate accounts for variable annuities.

      INVESTED ASSETS at March 31, 1996 totaled $15.18 billion, compared with $11.59 billion at December 31, 1995. This $3.59 billion increase primarily resulted from the acquisition of Ford Life (whose invested assets totaled $3.10 billion at the date of acquisition) for a cash purchase price of $172.5 million, an additional $316.1 million increase in amounts payable to brokers for purchases of securities and increases in reserves of fixed annuity contracts and guaranteed investment contracts. These favorable factors were partially offset by a $157.4 million increase in net unrealized losses on debt securities available for sale.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective, December 1, 1995, pursuant to guidelines issued by the Financial Accounting Standards Board, the Company determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors. Accordingly, the Company no longer classifies a portion of its Bond Portfolio as held for investment.

      THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $72.5 million at March 31, 1996. At December 31, 1995, the fair value of the Bond Portfolio was $84.9 million above its amortized cost. The net unrealized losses on the Bond Portfolio since December 31, 1995 principally reflect the higher relative prevailing interest rates at March 31, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

      Approximately $11.48 billion or 99.6% of the Bond Portfolio (at amortized cost) at March 31, 1996 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("D&P"), Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At March 31, 1996, approximately $10.32 billion (at amortized cost) was rated investment grade by one or more of these agencies or under the NAIC guidelines, including
$5.61 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At March 31, 1996, the Bond Portfolio included $1.16 billion (fair value, $1.16 billion) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their March 31, 1996 amortized cost, these non-investment-grade bonds accounted for 5.3% of the Company's total assets and 7.6% of invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $316.0 million at March 31, 1996 (see "Asset-Liability Matching").

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at March 31, 1996.

      The following table summarizes the Company's rated bonds by rating classification as of March 31, 1996 (dollars in thousands):
                                                 Issues not rated by S&P/Moody's/
    Issues Rated by S&P/Moody's/D&P/Fitch          D&P/Fitch, By NAIC Category                      Total
- ----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [D&P]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
- ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $6,848,749   $6,796,499       1     $1,425,122   $1,408,597  $ 8,273,871     54.30%  $ 8,205,096
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        1,537,149    1,522,427       2        505,686      511,463    2,042,835     13.41     2,033,890
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            145,871      147,762       3        104,868      105,613      250,739      1.65       253,375
B+ to B- (B1 to B3)
  [B+ to B-]
  {B+ to B-}              632,821      645,907       4        212,322      205,471      845,143      5.55       851,378
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             33,288       29,655       5         11,390        9,001       44,678      0.29        38,656
CI to D
  [DD]
  {D}                          --           --       6         24,904       22,596       24,904      0.16        22,596
                       ----------   ----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES     $9,197,878   $9,142,250             $2,284,292   $2,262,741  $11,482,170             $11,404,991
                       ==========   ==========             ==========   ==========  ===========             ===========

Footnotes appear on the following page.

      Footnotes to the table of rated bonds by rating classification
      ---------------------------------------------------------------

(1)   S&P rates debt securities in rating categories ranging from AAA (the highest) to D (in payment default).  A plus (+)
      or minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Moody's rates debt securities in rating categories ranging from Aaa (the highest) to
      C (extremely poor prospects of ever attaining any real investment standing).  The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category.  A security rated Baa3 or higher is considered investment grade.  D&P rates debt securities in rating categories ranging from AAA (the highest) to DD
      (in payment default).  A plus (+) or minus (-) indicates the debt's relative standing within the rating category.
      A security rated BBB- or higher is considered investment grade.  Fitch rates debt securities in rating categories ranging from AAA (the highest) to D (in payment default).  A plus (+) or a minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Issues are categorized based on the highest of the S&P, Moody's, D&P and Fitch ratings if rated by multiple agencies.

(2)   Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default.  These six categories correspond with the S&P/Moody's/D&P/Fitch rating groups listed above, with categories 1 and 2 considered investment grade.  A substantial portion of the assets in the NAIC categories were rated by the Company based on its implementation of NAIC rating guidelines.

(3)   At amortized cost.

    SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $1.14 billion at March 31, 1996. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 1996, Secured Loans consisted of loans to 275 borrowers spanning 27 industries, with 17% of these assets (at amortized cost) concentrated in the leisure industry and with no other industry concentration constituting more than 12% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The Company's Secured Loans are rated by S&P, Moody's, D&P, Fitch or under comparable statutory rating guidelines established by the NAIC and implemented by either the NAIC or the Company.

      MORTGAGE LOANS aggregated $1.63 billion at March 31, 1996 and consisted of 667 first mortgage loans with an average loan balance of approximately $2.4 million, collateralized by properties located in 33 states. Approximately 45% of the portfolio was multifamily residential, 22% was retail, 6% was industrial, 5% was office and 22% was other types. At March 31, 1996, approximately 26% of the portfolio was secured by properties located in California and no more than 11% of the portfolio was secured by properties in any other single state. At March 31, 1996, there were 33 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 29% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At March 31, 1996, approximately 21% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 1999. At March 31, 1996, loans delinquent by more than 90 days totaled $21.5 million (1.3% of total mortgages). Loans foreclosed upon and carried in real estate in the balance sheet totaled $27.9 million (1.7% of total mortgages) at March 31, 1996. Of this amount, $10.9 million was transferred to real estate during fiscal 1996 and the remainder was transferred to real estate during fiscal 1995. At March 31, 1996, mortgage loans having an aggregate carrying value of $59.5 million had been restructured. Of this amount, $1.7 million was restructured during fiscal 1996, $27.7 million was restructured during fiscal 1995 and $29.4 million was restructured during fiscal 1992.

      Approximately 33% of the mortgage loans in the portfolio at March 31, 1996 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation or other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      PARTNERSHIP investments totaled $892.0 million at March 31, 1996, comprising investments in approximately 385 separate partnerships with an average size of approximately $2.3 million. This portfolio includes: (i) $378.5 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 700 separate issuers; (ii) $398.1 million of partnerships that make tax-advantaged investments in affordable housing, currently involving approximately 325 multifamily projects in 38 states; and
(iii) $115.4 million of partnerships that invest in mortgage loans and income-producing real estate. At March 31, 1996, $654.4 million of the Company's partnerships was accounted for by using the cost method and $237.6 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated for the affordable housing partnerships by the marketability of the tax credits they generate. The Company believes that these risks are acceptable in light of anticipated partnership returns and the contractual termination provisions contained in the partnership agreements.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 84% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at March 31, 1996.




      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At March 31, 1996 the weighted average life of the Company's investments was approximately 4.75 years and the duration was approximately 3.25. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It is the calculation of the relative percentage change in market value resulting from small shifts in interest rates, and recognizes the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      As a component of its investment strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At March 31, 1996, the Company had 37 outstanding Swap Agreements with an aggregate notional principal amount of $1.70 billion. These agreements mature in various years through 2001 and have an average remaining maturity of 31 months.

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

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risks associated with Total Return Agreements are the credit risk on the underlying non-investment grade bonds, the risk of potential loss due to the bond market fluctuation and the risk associated with counterparty nonperformance. The primary risk associated with Dollar Rolls, Reverse Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Total Return Agreements, Dollar Rolls, Reverse Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of the Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $63.7 million at March 31, 1996, including $42.2 million (fair value, $31.5 million) of bonds and notes, and $21.5 million of mortgage loans whose fair value was equal to their amortized cost. At March 31, 1996, defaulted investments constituted 0.4% of total invested assets at amortized cost. At December 31, 1995, defaulted investments totaled $56.9 million, which constituted 0.5% of total invested assets at amortized cost.


      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1996, approximately $5.00 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $141.0 million, while approximately $6.53 billion of the Bond Portfolio had an aggregate unrealized loss of $213.5 million. In addition, the Company's investment portfolio also currently provides approximately $122.0 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at March 31, 1996, had invested assets with a carrying value of $1.09 billion and outstanding senior indebtedness of $573.3 million. Additionally, as of March 31, 1996, the Parent had three GICs purchased by local government authorities that aggregated $239.2 million.

      During June and October 1995, the Parent purchased common securities of SunAmerica Capital Trust I and SunAmerica Capital Trust II (the "Grantor Trusts") and issued an aggregate of $245.5 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of preferred securities of the Grantor Trusts (see Note 5 of Notes to Consolidated Financial Statements).

      The Parent's annual debt service with respect to its senior indebtedness, GIC obligations and Debentures totals $48.7 million for the remainder of fiscal 1996, $98.7 million for fiscal 1997, $118.8 million for fiscal 1998, $227.3 million for fiscal 1999, $92.1 million for fiscal 2000 and $2.20 billion, in the aggregate, thereafter.

      The Parent received dividends from its regulated life insurance subsidiaries of $94.3 million in March 1996. The Parent has also received dividends of $5.5 million during fiscal 1996 from its other directly owned subsidiaries.

      The Company has transferred to third-party investors certain of its interests in various partnerships that make tax-advantaged affordable housing investments. As part of these transactions, the Parent has agreed to advance monies to support the operations of the underlying housing projects, if required, and has guaranteed that the transferred partnerships will provide, as of the transfer date and under then current tax laws, a specified level of associated tax credits and deductions to the third-party investors. In the current quarter, the Company prospectively adopted the accounting provisions of EITF Consensus No. 94-1 for affordable housing investments made after May 1995, the date of the consensus. Accordingly, syndication compensation is recognized in income upon transfer of the partnerships and remaining income is deferred and amortized over a 15-year period. Previously, a portion of the income was deferred to absorb estimated payments under the guarantees with the remainder recognized in income at the date of transfer. The adoption of the consensus did not have a material effect on net income for the second quarter of 1996, nor is it expected to materially affect future net income. Based on an evaluation of the underlying housing projects, management does not anticipate any material future cash payments with respect to the guarantees.

      The Parent has guaranteed that its life insurance subsidiaries will receive the statutory carrying value of certain invested assets, primarily debt obligations and real estate, aggregating $123.9 million.

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

                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

      On February 16, 1996, the Company held its annual meeting of shareholders. The shareholders voted on the following matters: (1) the election of ten directors, which comprise the entire Board of Directors;
      (2) approval of an amendment to the Annual Performance Incentive Compensation Plan ("PIC Plan Amendment"); (3) approval of a Share Exchange Agreement, dated January 12, 1996, between the Company, Stanford Ranch, Inc. and the shareholders of Stanford Ranch, Inc. (the "Share Exchange Agreement"); and (4) approval of an amendment to the Company's Charter to reduce the percentage threshold at which all outstanding shares of Nontransferable Class B Stock automatically convert into Common Stock from 10% to 5% of the total number of shares of Common Stock and shares of Nontransferable Class B Stock outstanding (the "Charter Amendment").

      Each matter was approved. The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

   <CAPTION)
      ELECTION OF                                Votes                  Broker
       DIRECTORS:               Votes For       Against  Abstentions   Non-Votes
      -----------              -----------      -------  -----------   ---------
      Eli Broad                139,308,565       82,232
      Ronald J. Arnault        139,312,717       78,080
      Karen Hastie-Williams    139,298,139       92,658
      David O. Maxwell         139,309,759       81,038
      Barry Munitz             139,315,364       75,433
      Lester Pollack           139,307,686       83,111
      Carl E. Reichardt        139,303,075       87,722
      Richard D. Rohr          138,914,422      476,375
      Sanford C. Sigoloff      139,312,587       78,210
      Harold M. Williams       138,674,367      716,430

      PIC PLAN AMENDMENT       138,250,596      970,246       169,955

      SHARE EXCHANGE
        AGREEMENT              132,155,761    1,286,390       194,497  5,754,149

      CHARTER AMENDMENT        131,340,920    2,089,335       206,393  5,754,149

                                    SUNAMERICA INC.
                              PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

EXHIBITS

10.1 Stock Purchase Agreement, dated November 10, 1995, between The American Road Insurance Company and the Company, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 12, 1995 and amended December 14, 1995 and May 7, 1996.

10.2 Share Exchange Agreement, dated January 12, 1996, among the Company, Stanford Ranch, Inc. and the Stockholders of Stanford Ranch, Inc., is incorporated herein by reference to the Company's Notice of 1996 Annual Meeting and Proxy Statement, filed January 15, 1996.

10.3 Amended and Restated Employment Agreement, dated March 21, 1996, between the Company and Gary W. Krat, amending the Employment Agreement dated July 30, 1992.

11    Statement re computation of per-share earnings.

23 The consent of Price Waterhouse LLP, independent accountants, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.

27    Financial Data Schedule.


REPORTS ON FORM 8-K

      On December 12, 1995, the Company filed a current report on Form 8-K, as amended on December 14, 1995 and May 7, 1996, concerning its proposed acquisition of Ford Life Insurance Company.

      On January 29, 1996, the Company filed a current report on Form 8-K announcing its first quarter 1996 earnings and its financial position at December 31, 1995.

      On March 15, 1996, the Company filed a current report on Form 8-K, as amended May 7, 1996, concerning the completion of its acquisition of Ford Life Insurance Company.

      On April 24, 1996, the Company filed a current report on Form 8-K announcing its second quarter 1996 earnings.

      On April 27, 1996, the Company filed a current report on Form 8-K announcing its financial position at March 31, 1996.

                              SUNAMERICA INC.
                        PART II - OTHER INFORMATION








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


Dated         May 13, 1996                /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated         May 13, 1996                 /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller

                               SUNAMERICA INC.



LISTS OF EXHIBITS FILED
- -----------------------

10.3 Amended and Restated Employment Agreement, dated March 21, 1996, between the Company and Gary W. Krat, amending the Employment Agreement dated July 30, 1992.

11    Statement re computation of per-share earnings.

27    Financial Data Schedule.