Form 10-Q
period 1996-06-30
SUNAMERICA INC
filed 1996-08-14
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1996
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 108,495,794 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 10,848,468 shares outstanding

      (The above number of shares outstanding are as of July 31, 1996 and are adjusted to reflect a two-for-one stock split to be paid in the form of a stock dividend on August 30, 1996 to holders of record on August 21, 1996.)




                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      June 30, 1996 and September 30, 1995                             3-4


      Consolidated Income Statement (Unaudited) -
      Three Months and Nine Months Ended June 30, 1996 and 1995        5


      Consolidated Statement of Cash Flows (Unaudited) -
      Nine Months Ended June 30, 1996 and 1995                         6-7


      Notes to Consolidated Financial Statements (Unaudited)           8-12


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            13-30


Part II - Other Information                                            31-32

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)




                                                     June 30,    September 30,
                                                        1996             1995
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $    725,591    $     855,350
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at fair value
      (amortized cost: June 30, 1996,
      $12,664,669; September 30, 1995,
      $6,615,620)                                  12,479,450        6,584,488
    Held for investment, at amortized cost
      (fair value: September 30, 1995
      $736,835)                                            --          718,283
  Mortgage loans                                    1,587,211        1,543,285
  Common stocks, at fair value
    (cost: June 30, 1996 $30,361;
    September 30, 1995, $21,403)                       56,265           39,906
  Partnerships                                      1,007,814          774,417
  Real estate                                         106,199          105,637
  Other invested assets                               190,237          187,593
                                                 ------------    -------------
  Total investments                                16,152,767       10,808,959

Variable annuity assets                             6,083,369        5,263,006
Accrued investment income                             202,160           95,038
Deferred acquisition costs                            781,612          526,415
Other assets                                          180,199          150,749
                                                 ------------    -------------
TOTAL ASSETS                                     $ 23,400,107    $  16,844,167
                                                 ============    =============

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                     June 30,    September 30,
                                                        1996             1995
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $  9,622,137    $   4,862,250
  Reserves for guaranteed investment contracts      4,102,787        3,607,192
  Trust deposits                                      423,790          426,595
  Payable to brokers for purchases of securities      324,037          473,728
  Income taxes currently payable                       56,678            2,465
  Other liabilities                                   418,259          271,540
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                        14,947,688        9,643,770
                                                 ------------    -------------
Variable annuity liabilities                        6,083,369        5,263,006
                                                 ------------    -------------
Long-term notes and debentures                        573,335          524,835
                                                 ------------    -------------
Deferred income taxes                                  31,879          146,847
                                                 ------------    -------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary grantor
  trusts whose sole assets are junior
  subordinated debentures of the Company              237,631           52,631
                                                 ------------    -------------
Shareholders' equity:
  Preferred Stock                                     384,549          321,642
  Nontransferable Class B Stock                        10,848           10,240
  Common Stock                                        108,493           44,175
  Additional paid-in capital                          298,621          185,211
  Retained earnings                                   812,363          656,509
  Net unrealized losses on debt and
    equity securities available for sale              (88,669)          (4,699)
                                                 ------------    -------------
  Total shareholders' equity                        1,526,205        1,213,078
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 23,400,107    $  16,844,167
                                                 ============    =============

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
       For the three months and nine months ended June 30, 1996 and 1995
             (In thousands, except per-share amounts - unaudited)
                                                     Three months              Nine months
                                            ---------------------    ---------------------
                                                 1996        1995         1996        1995
                                            ---------   ---------    ---------   ---------
Investment income                           $ 347,544   $ 233,261    $ 889,072   $ 650,885
                                            ---------   ---------    ---------   ---------
Interest expense on:
  Fixed annuity contracts                    (126,892)    (67,940)    (284,576)   (190,284)
  Guaranteed investment contracts             (64,440)    (54,215)    (185,782)   (151,776)
  Trust deposits                               (2,462)     (2,625)      (7,585)     (7,901)
  Senior indebtedness                         (20,046)    (13,413)     (53,112)    (41,031)
                                            ---------   ---------    ---------   ---------
  Total interest expense                     (213,840)   (138,193)    (531,055)   (390,992)
                                            ---------   ---------    ---------   ---------
Dividends paid on preferred
  securities of grantor trusts                 (5,171)       (364)     (15,064)       (364)
                                            ---------   ---------    ---------   ---------
NET INVESTMENT INCOME                         128,533      94,704      342,953     259,529
                                            ---------   ---------    ---------   ---------
NET REALIZED INVESTMENT LOSSES                (12,629)     (8,975)     (14,814)    (24,550)
                                            ---------   ---------    ---------   ---------
Fee income:
  Variable annuity fees                        27,059      21,246       76,812      61,467
  Net retained commissions                     13,457       8,670       35,388      22,673
  Asset management fees                         6,371       6,712       19,235      20,399
  Loan servicing fees                           6,046       5,874       17,819      13,907
  Trust fees                                    4,237       3,892       12,558      11,584
                                            ---------   ---------    ---------   ---------
TOTAL FEE INCOME                               57,170      46,394      161,812     130,030
                                            ---------   ---------    ---------   ---------
Other income and expenses:
  Surrender charges                             7,433       3,013       15,046       9,169
  General and administrative expenses         (54,292)    (44,358)    (148,632)   (118,582)
  Amortization of deferred acquisition costs  (27,081)    (21,783)     (67,597)    (59,197)
  Other, net                                      323         370          716       3,254
                                            ---------   ---------    ---------   ---------
TOTAL OTHER INCOME AND EXPENSES               (73,617)    (62,758)    (200,467)   (165,356)
                                            ---------   ---------    ---------   ---------
PRETAX INCOME                                  99,457      69,365      289,484     199,653
Income tax expense                            (29,800)    (21,100)     (86,800)    (58,900)
                                            ---------   ---------    ---------   ---------
NET INCOME                                  $  69,657   $  48,265    $ 202,684   $ 140,753
                                            =========   =========    =========   =========
EARNINGS PER SHARE                          $    0.49   $    0.35    $    1.44   $    1.02
                                            =========   =========    =========   =========
NET EARNINGS APPLICABLE TO COMMON STOCK
  (used in the computation of earnings
  per share)                                $  66,774   $  44,478    $ 194,035   $ 128,653
                                            =========   =========    =========   =========
AVERAGE SHARES OUTSTANDING                    136,156     126,864      134,526     126,206
                                            =========   =========    =========   =========

                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended June 30, 1996 and 1995
               (In thousands, except share amounts - unaudited)

                                                         1996             1995
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    202,684     $    140,753
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       284,576          190,284
        Guaranteed investment contracts               185,782          151,776
        Trust deposits                                  7,585            7,901
      Net realized investment losses                   14,814           24,550
      Accretion of net discounts on investments       (18,806)         (21,438)
      Provision for deferred income taxes             (58,280)         (13,798)
      Change in:
        Accrued investment income                     (33,703)            (211)
        Deferred acquisition costs                    (39,907)         (19,146)
        Other assets                                  (18,837)          (8,839)
        Income taxes currently payable                 51,414           11,883
        Other liabilities                             109,301           64,884
      Other, net                                        5,331           11,093
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             691,954          539,692
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale                    (8,730,673)      (3,890,673)
    Bonds, notes and redeemable preferred
      stocks held for investment                       (7,172)         (55,641)
    Mortgage loans                                   (181,390)        (194,043)
    Partnerships                                     (517,957)        (335,035)
    Other investments, excluding short-term
      investments                                     (97,261)         (83,844)
    Net assets of Imperial Premium Finance, Inc.           --         (442,804)
    Net assets of CalFarm Life Insurance Company      (50,946)              --
    Net assets of Advantage Capital Corporation        (2,072)              --
    Net assets of Ford Life Insurance Company           6,677               --
    Annuity contracts from The Central National
      Life Insurance Company of Omaha                 224,778               --
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     5,746,713        2,825,190
    Bonds, notes and redeemable preferred
      stocks held for investment                           --            2,052
    Partnerships                                      163,777          109,591
    Other investments, excluding short-term
      investments                                      55,590           78,461
    Traditional life insurance business of
      CalFarm Life Insurance Company                 (117,719)              --
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                     2,166,513        1,061,049
    Bonds, notes and redeemable preferred
      stocks held for investment                       23,817          309,969
    Mortgage loans                                    130,478           67,460
    Partnerships                                      130,855           58,079
    Other investments, excluding short-term
      investments                                      23,786           18,123
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES              (1,032,206)        (472,066)
                                                 ------------     ------------

                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the nine months ended June 30, 1996 and 1995
               (In thousands, except share amounts - unaudited)


                                                         1996             1995
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (46,830)    $    (38,524)
  Premium receipts on:
    Fixed annuity contracts                           703,136          812,980
    Guaranteed investment contracts                   822,525        1,104,699
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts                    (185,743)          41,114
  Receipts of trust deposits                          339,604          346,335
  Withdrawal payments on:
    Fixed annuity contracts                          (548,636)        (537,798)
    Guaranteed investment contracts                  (511,990)        (763,311)
    Trust deposits                                   (349,907)        (365,684)
  Claims and annuity payments on fixed
    annuity contracts                                (157,567)        (136,632)
  Net proceeds from issuances of long-term notes       47,478               --
  Repayments of collateralized mortgage
    obligations                                            --          (28,662)
  Net repayments of other short-term financings      (321,676)        (304,599)
  Net proceeds from issuance of preferred
    securities of a subsidiary grantor trust          179,543               --
  Net proceeds from issuance of Series E
    Preferred Stock                                   240,556               --
                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             210,493          129,918
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                             (129,759)         197,544

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  855,350          569,382
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    725,591     $    766,926
                                                 ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     50,872     $     39,282
                                                 ============     ============
  Income taxes paid, net of refunds received     $     93,666     $     60,816
                                                 ============     ============
NON-CASH FINANCING ACTIVITY:
  Exchange of 2,105,235 shares of 9-1/4%
    Series B Preferred Stock for preferred
    securities of grantor trusts                 $         --     $     52,631
                                                 ============     ============

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1.    Basis of Presentation
      ---------------------

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and September 30, 1995, the results of its consolidated operations for the three months and nine months ended June 30, 1996 and 1995 and its consolidated cash flows for the nine months ended June 30, 1996 and 1995. The results of operations for the three months and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1995, contained in the Company's 1995 Annual Report to Shareholders.

      On August 2, 1996, the Company announced a two-for-one stock split (to be effected in the form of a stock dividend) on the Company's Common Stock and Nontransferable Class B Stock. The stock split is payable on August 30, 1996 to holders of record on August 21, 1996. The par value of the shares to be paid in connection with the stock split has been charged to Additional Paid-In Capital in the June 30, 1996 accompanying consolidated balance sheet. Per-share amounts, shares outstanding and average shares outstanding have been restated, for all periods presented, to reflect the stock split.

2.    Acquisitions
      ------------

      On February 29, 1996, the Company completed the acquisition of all of the outstanding stock of Ford Life Insurance Company ("Ford Life") for a cash purchase price of $172,500,000. This acquisition has been accounted for by using the purchase method of accounting. The Company acquired assets having an aggregate fair value of $3,146,072,000, composed primarily of invested assets totaling $3,097,152,000. Liabilities assumed in this acquisition totaled $3,098,396,000, including $3,059,255,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $119,584,000 at June 30, 1996, is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet, and is being amortized, with interest, over the estimated lives of the assumed annuity contracts in proportion to the present value of estimated future profits.

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)

2.    Acquisitions  (Continued)
      ------------

      On December 29, 1995, the Company completed the acquisition of all of the outstanding stock of CalFarm Life Insurance Company ("CalFarm") for a cash purchase price of $120,000,000. This acquisition has been accounted for by using the purchase method of accounting. The Company acquired assets having an aggregate fair value of $737,030,000, composed primarily of invested assets totaling $722,461,000. Liabilities assumed in this acquisition totaled $650,186,000, including $645,814,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $30,938,000 at June 30, 1996, is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet, and is being amortized, with interest, over the estimated lives of the assumed annuity contracts in proportion to the present value of estimated future profits.

      The accompanying consolidated income statement includes the results of Ford Life's operations for only the period from March 1, 1996 through June 30, 1996 and CalFarm's operations for only the period from January 1, 1996 through June 30, 1996. On a pro forma (unaudited) basis, assuming these acquisitions occurred on October 1, 1994, the beginning of the earliest period presented, revenues (investment income, net realized investment gains/losses and fee income) would have been $327,503,000 for the three months ended June 30, 1995 and $1,135,421,000 and $909,074,000, for the nine months ended June 30, 1996 and 1995, respectively. On a pro forma (unaudited) basis, these acquisitions would not have materially affected the reported net income of these prior periods.

      On April 1, 1996, the Company completed the acquisition of a $958,962,000 block of annuity contracts from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp. As part of this acquisition, the Company acquired assets having an aggregate fair value of $919,154,000, composed primarily of invested assets totaling $908,754,000. An amount equal to the excess of the annuity reserves assumed over the fair value of the assets acquired, amounting to $38,377,000 at June 30, 1996, is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet, and is being amortized, with interest, over the estimated lives of the assumed annuity contracts in proportion to the present value of the estimated future profits.

3.    Adoption of Accounting Pronouncement
      ------------------------------------

      During the second quarter of fiscal 1996, the Company prospectively adopted the provisions of Emerging Issues Task Force Consensus No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects" ("EITF 94-1"), for investments made after May 1995, the date of the consensus. See "Management's Discussion and Analysis of Financial Position and Results of Operations - Sources of Liquidity" on page 29 for further discussion.

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)


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

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)


6.  Earnings per Share
    ------------------

    The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options and convertible preferred stock, which includes the Series D and E Depositary Shares issued in March 1993 and November 1995, respectively. Common stock equivalents are included in the computation only if their effect is dilutive. Net Earnings Applicable To Common Stock are reduced by preferred stock dividend requirements, which amounted to $2,883,000 and $3,787,000 for the three months ended June 30, 1996 and 1995, respectively, and $8,649,000 and $12,100,000 for the nine months ended June 30, 1996 and 1995, respectively. These preferred stock dividend requirements do not include dividends paid on the convertible issues, which dividends amounted to $3,100,000 and $3,477,000 in the three months ended June 30, 1996 and 1995, respectively, and $12,428,000 and $10,430,000 in the nine months ended June 30, 1996 and 1995, respectively.

                                    SUNAMERICA INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)
                                      (Continued)



7.   Ratio of Earnings to Fixed Charges
     ----------------------------------

     The ratios of earnings to fixed charges for the three months and nine months ended
     June 30, 1996 and 1995 are as follows:

                                                         Three months     Nine months
                                                         ------------     -----------
                                                         1996    1995     1996   1995
                                                         ----    ----     ----   ----
     Ratio of earnings to fixed charges (which
     include dividends paid on preferred securities
     of grantor trusts and interest incurred on senior
     debt, but exclude interest incurred on fixed
     annuities, guaranteed investment contracts and
     trust deposits)                                      4.9x    6.0x     5.2x   5.8x
                                                         ====    ====     ====   ====

     Ratio of earnings to fixed charges (which
     include dividends paid on preferred securities
     of grantor trusts and interest incurred on senior
     debt, fixed annuities, guaranteed investment
     contracts and trust deposits)                        1.5x    1.5x     1.5x   1.5x
                                                         ====    ====     ====   ====
     Ratio of earnings to combined fixed charges
     and preferred stock dividends (which include
     dividends paid on preferred securities of
     grantor trusts, dividends paid on Preferred
     Stock of the Company and interest incurred
     on senior debt, but exclude interest
     incurred on fixed annuities, guaranteed
     investment contracts and trust deposits)             3.7x    3.7x     3.6x   3.4x
                                                         ====    ====     ====   ====

     Ratio of earnings to combined fixed charges
     and preferred stock dividends (which include
     dividends paid on preferred securities of
     grantor trusts, dividends paid on Preferred
     Stock of the Company and interest incurred
     on senior debt, fixed annuities, guaranteed
     investment contracts and trust deposits)             1.4x    1.4x     1.5x   1.4x
                                                         ====    ====     ====   ====

                               SUNAMERICA INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

     The following is management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months and nine months ended June 30, 1996 and 1995.

RESULTS OF OPERATIONS

     NET INCOME totaled $69.7 million or $0.49 per share in the third quarter of 1996, compared with $48.3 million or $0.35 per share in the third quarter of 1995. For the nine months, net income amounted to $202.7 million or $1.44 per share in 1996, compared with $140.8 million or $1.02 per share in 1995. Results of operations in fiscal 1996 include the effects of the recently completed acquisitions (the "Acquisitions") of CalFarm Life Insurance Company ("CalFarm"), Ford Life Insurance Company ("Ford Life") and certain annuity contracts purchased from Central National Life Insurance Company (the "Central National Annuity Contracts"). The acquisition of CalFarm was completed on December 29, 1995, the acquisition of Ford Life was completed on February 29, 1996 and the acquisition of the Central National Annuity Contracts was completed on April 1, 1996.

     PRETAX INCOME totaled $99.5 million in the third quarter of 1996, up from $69.4 million in the third quarter of 1995. For the nine months, pretax income totaled $289.5 million in 1996, compared with $199.7 million in 1995. These improvements primarily resulted from increased net investment income and fee income, partially offset by increased general and administrative expenses.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest or dividends paid on fixed annuities and other interest-bearing liabilities, increased to $128.5 million in the third quarter of 1996 from $94.7 million in the third quarter of 1995. These amounts represent net investment spreads of 3.08% on average invested assets (computed on a daily basis) of $16.71 billion in the third quarter of 1996 and 3.81% on average invested assets of $9.93 billion in the third quarter of 1995. For the nine months, net investment income increased to $343.0 million in 1996 from $259.5 million in 1995, representing net investment spreads of 3.35% and 3.59%, respectively, on average invested assets of $13.65 billion and $9.63 billion, respectively. As a result of the Acquisitions, net investment spreads in 1996 declined by 61 basis points in the third quarter and 34 basis points in the nine months.

     Net investment spreads also include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $1.06 billion in the third quarter of 1996, $747.5 million in the third quarter of 1995, $1.04 billion in the nine months of 1996 and $729.3 million in the nine months of 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.72% in the third quarter of 1996, 3.36% in the third quarter of 1995, 2.90% in the nine months of 1996 and 3.15% in the nine months of 1995. As a result of the Acquisitions, the differences between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities in 1996 declined by 35 basis points in the third quarter and by 21 basis points in the nine months.

      Investment income totaled $347.5 million in the third quarter of 1996, compared with $233.3 million in the third quarter of 1995. For the nine months, investment income amounted to $889.1 million in 1996, up $238.2 million from the $650.9 million recorded in 1995. These amounts represent yields on average invested assets of 8.32% and 9.39% in the third quarters of 1996 and 1995, respectively, and 8.68% and 9.01% in the nine months of 1996 and 1995, respectively. Over the last eleven fiscal quarters, the Company's quarterly investment yields on average invested assets have ranged from 8.32% to 9.54%; however, there can be no assurance that the Company will achieve similar yields in future periods.

     Investment income recorded in 1996 and the yields it represents reflect the effects of the Acquisitions. The invested assets associated with the Acquisitions are primarily high-grade corporate, government and government/agency bonds, which are generally lower yielding than a substantial portion of the invested assets that comprise the remainder of the Company's portfolio. In 1996, the investment income associated with the Acquisitions aggregated $80.3 million in the third quarter and $110.3 million in the nine months on average invested assets of $4.83 billion and $2.21 billion, respectively, reducing the overall investment yield of the Company by 60 basis points in the third quarter and 35 basis points in the nine months.

     In addition to the increases resulting from the effects of the Acquisitions, investment income rose during 1996 as a result of higher levels of average invested assets and additional partnership income. Partnership income amounted to $46.9 million (representing a yield of 18.71% on related average assets of $1.00 billion) in the third quarter of 1996, compared with $30.9 million (representing a yield of 16.11% on related average assets of $766.9 million) in the third quarter of 1995. For the nine months, partnership income amounted to $112.9 million (representing a yield of 16.92% on related average assets of $889.7 million) in 1996, compared with $77.3 million (representing a yield of 14.33% on related average assets of $719.0 million) in 1995.

     The Company has also historically enhanced investment yield through its use of both dollar roll transactions ("Dollar Rolls") and total return corporate bond swap agreements ("Total Return Agreements"). The Company recorded income of $6.8 million on the Total Return Agreements during the third quarter of 1996, compared with $5.5 million in the third quarter of 1995. For the nine months, income on the Total Return Agreements totaled $26.0 million in 1996, compared with $9.7 million in 1995. The improved results in 1996 primarily reflect increases in the notional principal amount of the Total Return Agreements and, in the nine months of 1996, increases in the fair value of the underlying assets, resulting primarily from improved overall performance of the non-investment-grade bonds underlying the Total Return Agreements in 1996 relative to 1995. Although the Company continues to use Dollar Rolls, they did not have a significant impact on investment income in 1996 or 1995. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements and Dollar Rolls).



     Total interest and dividend expense aggregated $219.0 million in the third quarter of 1996 and $138.6 million in the third quarter of 1995. For the nine months, total interest and dividend expense aggregated $546.1 million in 1996, compared with $391.4 million in 1995. The average rate paid on all interest-bearing liabilities decreased to 5.60% (5.27% on fixed annuity contracts and 6.34% on guaranteed investment contracts ("GICs")) in the third quarter of 1996, from 6.03% (5.60% on fixed annuity contracts and 6.84% on GICs) in the third quarter of 1995. For the nine months, the average rate paid on all interest-bearing liabilities decreased to 5.78% (5.40% on fixed annuity contracts and 6.46% on GICs) in 1996, from 5.86% (5.43% on fixed annuity contracts and 6.69% on GICs) in 1995. Interest-bearing liabilities averaged $15.65 billion during the third quarter of 1996, compared with $9.19 billion during the third quarter of 1995. For the nine months, interest-bearing liabilities averaged $12.61 billion in 1996, compared with $8.90 billion in 1995.

     The average rates paid on all interest-bearing liabilities in 1996 also reflect the impact of the Acquisitions. The interest-bearing liabilities associated with the Acquisitions are primarily single premium deferred annuities that carry a lower average crediting rate than the average crediting rate paid on the Company's other annuity liabilities. Assumption of these additional interest-bearing liabilities reduced the average rate paid on all interest-bearing liabilities by 25 basis points (21 basis points on fixed annuity contracts) in the third quarter of 1996 and by 14 basis points (13 basis points on fixed annuity contracts) in the nine months of 1996. In addition to these favorable effects of the Acquisitions, the average rate paid on all interest-bearing liabilities decreased in the third quarter of 1996 as a result of reduced average interest crediting rates on the Company's fixed annuity and GIC reserves due to the lower prevailing interest rates in effect for much of fiscal 1996. These favorable factors were partially offset by additional dividends paid on a greater average level of preferred securities of subsidiary grantor trusts, which securities were issued in June and October 1995. For the nine months of 1996, the favorable effects of the Acquisitions more than offset an increase in the average crediting rate on the Company's remaining interest-bearing liabilities. This increase principally resulted from the increased average level of preferred securities of subsidiary grantor trusts and a greater percentage of interest-bearing liabilities devoted to GICs, which generally carry higher crediting rates than the Company's average interest-bearing liabilities.

     GROWTH IN AVERAGE INVESTED ASSETS since 1995 reflects the impact of the Acquisitions. Average assets in 1996 include the invested assets of CalFarm for six months, those of Ford Life for four months and those associated with the Central National Annuity Contracts for only three months. In the aggregate, the Acquisitions contributed $4.83 billion and $2.21 billion, respectively, to the Company's average invested assets in the third quarter and nine months of 1996. Average invested assets also increased as a result of sales of the Company's fixed-rate products, consisting of both fixed annuities (including the fixed accounts of variable annuity products) and GICs, and $519.3 million of combined net proceeds from the issuances of Preferred Stock of the Company, preferred securities of a subsidiary grantor trust and long-term notes. Since June 30, 1995, fixed annuity premiums have aggregated $834.9 million and GIC premiums have totaled $1.48 billion. Fixed annuity premiums totaled $184.8 million in the third quarter of 1996, down from the $253.7 million recorded in the third quarter of 1995, and $703.1 million in the nine months of 1996, down from $813.0 million in the nine months of 1995.
These premiums include premiums for the fixed accounts of variable annuities totaling $141.9 million, $70.9 million, $535.9 million and $217.4 million, respectively. The declines in aggregate fixed annuity premiums in 1996 reflect declines in prevailing interest rates in much of fiscal 1996 relative to fiscal 1995. The significant increase in premiums for the fixed accounts of variable annuities in 1996 resulted primarily from increased inflows into the one-year fixed account of the Company's Polaris product. GIC premiums decreased to $307.6 million in the third quarter of 1996 from $387.9 million in the third quarter of 1995. For the nine months, GIC premiums totaled $822.5 million in 1996, compared with $1.10 billion in 1995. The declines in GIC premiums in 1996 primarily resulted from reductions of sales to non-traditional GIC purchasers, such as banks and asset management firms.

     The GICs issued by the Company generally guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. The Company imposes surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by banks or state and local governmental authorities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. Contracts purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from seven to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $12.6 million in the third quarter of 1996 and $9.0 million in the third quarter of 1995. These amounts represent 0.30% and 0.36%, respectively, of average invested assets. Net realized investment losses include impairment writedowns, applied mainly to defaulted bonds and mortgage loans, of $6.7 million in the third quarter of 1996 and $6.3 million in the third quarter of 1995. Therefore, net losses from sales of investments totaled $5.9 million in the third quarter of 1996, compared with $2.7 million in the third quarter of 1995. For the nine months, net realized investment losses totaled $14.8 million in 1996, compared with $24.6 million in 1995 and represent 0.14% and 0.34%, respectively, of average invested assets. Net realized investment losses include impairment writedowns, applied primarily to defaulted bonds and mortgage loans, of $22.1 million in 1996 and $28.0 million in 1995. Therefore, for the nine months, net gains from sales of investments totaled $7.3 million in 1996 and $3.4 million in 1995.

     Net gains and losses from sales of investments in 1996 include $11.8 million of net gains on sales of other invested assets, principally leveraged leases, realized in the first and second quarters of 1996 and $3.5 million of net gains ($0.2 million in the third quarter) realized on sales of common stocks. Net gains in 1996 also include $9.2 million of net losses ($7.4 million in the third quarter) realized on the sales of bonds. These sales were made primarily to maximize total return.

     Net gains and losses from sales of investments realized in 1995 include $17.7 million of net gains ($6.9 million in the third quarter) realized on sales of common stocks made primarily to maximize total return and $16.9 million of net losses ($8.9 million in the third quarter) realized on sales of various bonds that were also primarily made to maximize total return. In addition, the Company realized $2.2 million of net gains ($0.1 million of net losses in the third quarter) on sales of real estate.

     VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $27.1 million in the third quarter of 1996 from $21.2 million in the third quarter of 1995. For the nine months, variable annuity fees totaled $76.8 million in 1996, compared with $61.5 million in 1995. These increases reflect growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $5.97 billion during the third quarter of 1996 and $4.72 billion during the third quarter of 1995. For the nine months, variable annuity assets averaged $5.64 billion in 1996, compared with $4.53 billion in 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $918.6 million since June 30, 1995. Variable annuity premiums totaled $269.1 million in the third quarter of 1996, up significantly from $150.1 million in the third quarter of 1995. For the nine months, variable annuity premiums totaled $703.6 million in 1996, compared with $356.4 million in 1995. These increases in premiums may be attributed, in part, to a heightened demand for equity investments, principally as a result of generally improved market performance in the 1996 periods. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $13.5 million in the third quarter of 1996 and $8.7 million in the third quarter of 1995. For the nine months, net retained commissions totaled $35.4 million in 1996, compared with $22.7 million in 1995. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $3.71 billion in the third quarter of 1996 and $2.05 billion in the third quarter of 1995. For the nine months, such sales totaled $9.70 billion in 1996 and $5.23 billion in 1995. The significant increases in sales and net retained commissions during the 1996 periods reflect a greater number of registered representatives and higher average production, combined with generally favorable market conditions. In addition, sales in the second and third quarters of fiscal 1996 include those of Advantage Capital Corporation, a Houston-based broker-dealer acquired on January 3, 1996. Increases in net retained commissions are not proportionate to increases in sales primarily due to differences in sales mix.




     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"). Such fees totaled $6.4 million on average assets managed of $2.15 billion in the third quarter of 1996 and $6.7 million on average assets managed of $2.06 billion in the third quarter of 1995. For the nine months, asset management fees totaled $19.2 million on average assets managed of $2.15 billion in 1996, compared with $20.4 million on average assets managed of $2.07 billion in 1995. Asset management fees are not proportionate to average assets managed primarily due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $206.2 million since June 30, 1995. Mutual fund sales totaled $66.1 million in the third quarter of 1996, compared with $39.5 million in the third quarter of 1995. For the nine months, such sales totaled $166.0 million in 1996, compared with $100.0 million in 1995. Higher mutual fund sales in the 1996 periods reflect the combined effects of additional advertising, the favorable performance records of certain of the Company's mutual funds and heightened demand for equity investments, principally as a result of improved market performance. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $95.4 million in the third quarter of 1996, compared with $90.3 million in the third quarter of 1995. For the nine months, such redemptions amounted to $295.0 million in 1996 and $340.7 million in 1995.

     LOAN SERVICING FEES are earned by the Company's subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for businesses to fund their commercial property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing these sold loans. Such fee income totaled $6.0 million on average loans serviced of $462.0 million in the third quarter of 1996, compared with $5.9 million on average
loans serviced of $438.3 million in the third quarter of 1995.   For the nine
months, loan servicing fees totaled $17.8 million on average loans serviced of $452.8 million in 1996, compared with $13.9 million on average loans serviced of $340.0 million in 1995. Imperial's net assets were acquired on November 30, 1994, and, therefore, the nine months of 1995 include only seven months of loan servicing fee income.

     TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified pension plans. Trust fees increased to $4.2 million in the third quarter of 1996 (on an average of 203,600 trust accounts) from $3.9 million in the third quarter of 1995 (on an average of 199,200 trust accounts). For the nine months, trust fees increased to $12.6 million (on an average of 201,000 trust accounts), compared with $11.6 million (on an average of 197,700 trust accounts).

     SURRENDER CHARGES on fixed and variable annuities totaled $7.4 million (including $4.3 million attributable to the Acquisitions) in the third quarter of 1996 and $3.0 million in the third quarter of 1995. For the nine months, surrender charges totaled $15.0 million (including $6.6 million attributable to the Acquisitions) in 1996 and $9.2 million in 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $412.0 million (including $82.1 million attributable to the Acquisitions) in the third quarter of 1996 and $333.6 million in the third quarter of 1995. Annualized, these payments represent 11.1% (7.3% of average fixed annuity reserves associated with the Acquisitions) and 14.7%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $1.03 billion (including $105.3 million attributable to the Acquisitions) in 1996 and $991.4 million in 1995, and, annualized, represent 11.4% (6.9% of average fixed annuity reserves associated with the Acquisitions) and 15.2%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $174.0 million in the third quarter of 1996, $160.2 million in the third quarter of 1995, $481.6 million in the nine months of 1996 and $469.4 million in the nine months of 1995. Excluding the effects of the Acquisitions, annualized withdrawal payments as of percentage of related average fixed and variable annuity reserves in 1996 represent 12.7% in the third quarter and 12.3% in the nine months, levels lower than the comparable periods in 1995. These lower levels reflect decreased fixed annuity withdrawal payments and increased average fixed and variable annuity reserves. This decrease in fixed annuity withdrawals principally resulted from unusually high withdrawals in 1995 (mainly as a result of certain blocks of policies coming off surrender charge restrictions and greater volumes of surrenders on a closed block of business) and the success of the Company's retention efforts in 1996. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $54.3 million in the third quarter of 1996, compared with $44.4 million in the third quarter of 1995. For the nine months, general and administrative expenses totaled $148.6 million in 1996, compared with $118.6 million in 1995. General and administrative expenses in 1996 reflect the impact of the Acquisitions, including Advantage Capital Corporation, and include the expenses of Imperial for the full nine months, compared with only seven months of such expenses recorded in 1995. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $27.1 million in the third quarter of 1996 and $21.8 million in the third quarter of 1995. For the nine months, such amortization totaled $67.6 million in 1996, compared with $59.2 million in 1995. This increase was primarily due to amortization of the excess purchase price attributable to the Acquisitions and to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

     INCOME TAX EXPENSE totaled $29.8 million in the third quarter of 1996, $21.1 million in the third quarter of 1995, $86.8 million in the nine months of 1996 and $58.9 million in the nine months of 1995, representing effective tax rates of 30% in 1996 and in 1995. These tax rates reflect the favorable impact of certain affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDERS' EQUITY remained relatively unchanged at $1.53 billion at June 30, 1996 and at March 31, 1996. During the quarter ended June 30, 1996, the Company recorded $69.7 million of net income, which was more than offset by a $56.5 million increase in net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity and $14.8 million of dividends paid to shareholders.

     BOOK VALUE PER SHARE amounted to $10.58 at June 30, 1996 and at March 31, 1996. Excluding net unrealized losses on debt and equity securities available for sale, book value per share amounted to $11.26 at June 30, 1996 and $10.82 at March 31, 1996. Book value per share reflects the effects of the upcoming two-for-one stock split. (See Note 1 of Notes to Consolidated Financial Statements.)

     TOTAL ASSETS increased by $1.39 billion to $23.40 billion at June 30, 1996 from $22.01 billion at March 31, 1996, principally due to a $970.4 million increase in invested assets and a $303.7 million increase in the separate accounts for variable annuities.

     INVESTED ASSETS at June 30, 1996 totaled $16.15 billion, compared with $15.18 billion at March 31, 1996. This $970.4 million increase primarily resulted from the acquisition of the Central National Annuity Contracts (with related invested assets aggregating $908.8 million at the date of acquisition) and increases in reserves for GICs. These favorable factors were partially offset by a $103.2 million increase in net unrealized losses on debt and equity securities available for sale.

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

     THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $185.2 million at June 30, 1996. At March 31, 1996, the amortized cost of the Bond Portfolio was $72.5 million above its fair value. The additional net unrealized losses on the Bond Portfolio since March 31, 1996 principally reflect the higher relative prevailing interest rates at June 30, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

     Approximately $12.57 billion or 99.2% of the Bond Portfolio (at amortized cost) at June 30, 1996 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("D&P"), Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At June 30, 1996, approximately $11.18 billion (at amortized cost) was rated investment grade by one or more of these agencies or under the NAIC guidelines, including
$5.87 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At June 30, 1996, the Bond Portfolio included $1.39 billion, (fair value, $1.39 billion) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their June 30, 1996 amortized cost, these non-investment-grade bonds accounted for 5.9% of the Company's total assets and 8.5% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $339.7 million at June 30, 1996 (see "Asset-Liability Matching").

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at June 30, 1996.

     The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1996.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                 Issues not rated by S&P/Moody's/
    Issues Rated by S&P/Moody's/D&P/Fitch          D&P/Fitch, by NAIC Category                      Total
- ----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [D&P]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
- ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $7,767,138   $7,626,791       1     $1,367,629   $1,339,575   $9,134,767     56.00%   $8,966,366
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        1,576,022    1,541,651       2        464,615      473,869    2,040,637     12.51     2,015,520
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            200,881      197,685       3         92,775       86,238      293,656      1.80       283,923
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              794,421      804,766       4        211,916      207,758    1,006,337      6.17     1,012,524
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             53,186       49,993       5         15,762       19,865       68,948      0.42        69,858
CI to D
  [DD]
  {D}                          --           --       6         24,449       19,816       24,449      0.15        19,816
                      -----------  -----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES    $10,391,648  $10,220,886             $2,177,146   $2,147,121  $12,568,794             $12,368,007
                      ===========  ===========             ==========   ==========  ===========             ===========

Footnotes appear on the following page.

      Footnotes to the table of rated bonds by rating classification
      ---------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. D&P rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, D&P and Fitch ratings if rated by multiple agencies.

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

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $1.32 billion at June 30, 1996. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At June 30, 1996, Secured Loans consisted of loans to 279 borrowers spanning 34 industries, with 14% of these assets (at amortized cost) concentrated in the leisure industry and 11% concentrated in financial institutions. No other industry concentration constituted more than 9% of these assets.

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

      MORTGAGE LOANS aggregated $1.59 billion at June 30, 1996 and consisted of 647 first mortgage loans with an average loan balance of approximately $2.5 million, collateralized by properties located in 33 states. Approximately 44% of the portfolio was multifamily residential, 22% was retail, 11% was mobile home parks, 5% was industrial, 5% was office and 13% was other types. At June 30, 1996, approximately 26% of the portfolio was secured by properties located in California, 11% by properties located in Florida, 11% by properties located in Texas and no more than 8% of the portfolio was secured by properties in any other single state. At June 30, 1996, there were 31 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 28% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At June 30, 1996, approximately 19% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 1999. At June 30, 1996, loans delinquent by more than 90 days totaled $17.2 million (1.1% of total mortgages). Loans foreclosed upon and carried in real estate in the balance sheet totaled $25.5 million (1.6% of total mortgages) at June 30, 1996. Of this amount, $8.5 million was transferred to real estate during fiscal 1996 and the remainder was transferred to real estate during fiscal 1995. At June 30, 1996, mortgage loans having an aggregate carrying value of $64.1 million had been restructured. Of this amount, $8.1 million was restructured during fiscal 1996, $27.7 million was restructured during fiscal 1995 and $27.7 million was restructured during fiscal 1992.

      Approximately 32% of the mortgage loans in the portfolio at June 30, 1996 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation or other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      PARTNERSHIP investments totaled $1.01 billion at June 30, 1996, comprising investments in approximately 445 separate partnerships with an average size of approximately $2.3 million. This portfolio includes: (i) $446.1 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 425 separate issuers; (ii) $450.3 million of partnerships that make tax-advantaged investments in affordable housing, currently involving approximately 375 multifamily projects in 38 states; and
(iii) $111.4 million of partnerships that invest in mortgage loans and income-producing real estate. At June 30, 1996, $770.0 million of the Company's partnerships was accounted for by using the cost method and $237.8 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated for the affordable housing partnerships by the marketability of the tax credits they generate. The Company believes that these risks are acceptable in light of anticipated partnership returns and the contractual termination provisions contained in the partnership agreements.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 86% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at June 30, 1996.



      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At June 30, 1996 the weighted average life of the Company's investments was approximately 4.75 years and the duration was approximately 3.25. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It is the calculation of the relative percentage change in market value resulting from shifts in interest rates, and recognizes the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      As a component of its investment strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At June 30, 1996, the Company had 28 outstanding Swap Agreements with an aggregate notional principal amount of $1.46 billion. These agreements mature in various years through 2002 and have an average remaining maturity of 32 months.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $48.9 million at June 30, 1996, including $31.7 million (fair value, $22.7 million) of bonds and notes, and $17.2 million of mortgage loans whose fair value was equal to their amortized cost. At June 30, 1996, defaulted investments constituted 0.3% of total invested assets at amortized cost. At March 31, 1996, defaulted investments totaled $63.7 million, which constituted 0.4% of total invested assets at amortized cost.


      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1996, approximately $4.16 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $145.9 million, while approximately $8.50 billion of the Bond Portfolio had an aggregate unrealized loss of $331.1 million. In addition, the Company's investment portfolio also currently provides approximately $130.3 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at June 30, 1996, had invested assets with a fair value of $1.12 billion and outstanding senior indebtedness of $573.3 million. Additionally, as of June 30, 1996, the Parent had three GICs purchased by local government authorities that aggregated $243.8 million.

      During June and October 1995, respectively, the Parent purchased common securities of SunAmerica Capital Trust I and SunAmerica Capital Trust II (the "Grantor Trusts") and issued an aggregate of $245.5 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of preferred securities of the Grantor Trusts (see
Note 5 of Notes to Consolidated Financial Statements).

      The Parent's annual debt service with respect to its senior indebtedness, GIC obligations and Debentures totals $31.3 million for the remainder of fiscal 1996, $98.7 million for fiscal 1997, $118.9 million for fiscal 1998, $227.3 million for fiscal 1999, $92.0 million for fiscal 2000 and $2.20 billion, in the aggregate, thereafter.

      The Parent received dividends from its regulated life insurance subsidiaries of $94.3 million in March 1996, $69.2 million in March 1995 and $43.0 million in December 1993. The Parent has also received dividends of $5.6 million during fiscal 1996 and $2.4 million during fiscal 1994 from its other directly owned subsidiaries.

      The Company has transferred to third-party investors certain of its interests in various partnerships that make tax-advantaged affordable housing investments. As part of these transactions, the Parent has agreed to advance monies to support the operations of the underlying housing projects, if required, and has guaranteed that the transferred partnerships will provide, as of the transfer date and under then current tax laws, a specified level of associated tax credits and deductions to the third-party investors. In the second quarter of fiscal 1996, the Company prospectively adopted the accounting provisions of EITF Consensus No. 94-1 for affordable housing investments made after May 1995, the date of the consensus. Accordingly, syndication compensation is recognized in income upon transfer of the partnerships and remaining income is deferred and amortized over a 15-year period. Previously, a portion of the income was deferred to absorb estimated payments under the guarantees with the remainder recognized in income at the date of transfer.
The adoption of the consensus did not have a material effect on net income for the second or third quarters of 1996, nor is it expected to materially affect future net income. Based on an evaluation of the underlying housing projects, management does not anticipate any material future cash payments with respect to the guarantees.

      The Parent has guaranteed that its life insurance subsidiaries will receive the statutory carrying value of certain invested assets, primarily debt obligations and real estate, aggregating $129.1 million.

REGULATION

      The Company's insurance subsidiaries are subject to regulation and supervision by the states in which they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type, valuation and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval and other related matters.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws to govern insurance company investments and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

10.3 Amended and Restated Employment Agreement, dated March 21, 1996, between the Company and Gary W. Krat, amending the Employment Agreement dated July 30, 1992, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 13, 1996.

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

      On April 29, 1996, the Company filed a current report on Form 8-K announcing its financial position at March 31, 1996.

      On July 25, 1996, the Company filed a current report on Form 8-K announcing its third quarter 1996 earnings and its financial position at June 30, 1996.


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


Dated      August 13, 1996                /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated      August 13, 1996                 /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller

                               SUNAMERICA INC.



LISTS OF EXHIBITS FILED
- -----------------------

11    Statement re computation of per-share earnings.

27    Financial Data Schedule.