Form 10-K405
period 1996-09-30
SUNAMERICA INC
filed 1996-12-10
CIK 54727

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

                  For the fiscal year ended September 30, 1996

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                    NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                                       ON WHICH REGISTERED
           -------------------                                     ----------------------
Common Stock (par value $1.00 per share)                           New York Stock Exchange
                                                                   Pacific Stock Exchange
9 1/4% Preferred Stock, Series B                                   New York Stock Exchange
$3.10 Depositary Shares representing Series E
  Mandatory Conversion Premium Dividend Preferred Stock            New York Stock Exchange
8 1/2% Premium Equity Redemption Cumulative
  Security Units                                                   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  X   No
                ---     ---
     The aggregate market value of voting stock held by non-affiliates of the Company on November 30, 1996 was $4,473,872,000.

     The number of shares outstanding of each of the registrant's classes of common stock on November 30, 1996 was as follows:

Common Stock (par value $1.00 per share)          108,866,188 shares
Nontransferable Class B Stock
  (par value $1.00 per share)                      10,848,468 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
       NOTICE OF 1997 ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          (INCORPORATED INTO PART III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

     SunAmerica Inc. (the "Company") is a diversified financial services company specializing in retirement savings and investment products and services. Together, the SunAmerica life insurance companies rank among the largest U.S. issuers of annuities. Complementing these annuity operations are the Company's asset management operations; its three broker-dealers, which the Company believes, based on industry data, represent the largest network of independent registered representatives in the nation; and its trust company, which provides administrative and custodial services to qualified retirement plans. At September 30, 1996, the Company held $36.87 billion of assets, consisting of $23.73 billion of assets owned by the Company; $2.14 billion of assets managed in mutual funds; and $11.00 billion of assets under custody in retirement trust accounts.

     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 will grow from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1985 and 1995, annual industry premiums from annuities and fund deposits increased from $53 billion to $159 billion. During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $114 billion to $477 billion.

     Focusing its operations on this expanding market, the Company specializes in the sale of tax-deferred long-term savings products and investments through its life insurance, asset management, retirement trust and broker-dealer subsidiaries. The Company markets fixed annuities and guaranteed investment contracts ("GICs") and fee-generating variable annuities, mutual funds and trust services. Its annuity products are distributed through a broad spectrum of financial services distribution channels, including independent registered representatives of the Company's broker-dealer subsidiaries and other broker-dealers; banks and other financial institutions; and independent general insurance agents.

     SunAmerica employs approximately 1,600 people. It is incorporated in Maryland and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. As used herein, the "Company" or "SunAmerica" refers to SunAmerica Inc. and, unless the context requires otherwise, its subsidiaries.

     In recent years, SunAmerica has strategically expanded its operations, both through internal growth and through the acquisition of fixed and variable annuity reserves, distribution networks and complementary fee-based financial services businesses. On November 29, 1996, the Company entered into a definitive agreement to acquire for approximately $240.0 million in cash the annuity operations of John Alden Financial Corporation, representing, in the aggregate, approximately $5 billion in reserves for annuity contracts at September 30, 1996. The acquisition is subject to customary conditions and required regulatory approvals, and is expected to be completed by the end of the first calendar quarter of 1997. In April 1996, the Company assumed a block of annuity contracts aggregating $959.0 million and acquired assets aggregating $919.2 million at the date of acquisition from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp. In February 1996, the Company acquired Ford Life Insurance Company ("Ford Life") from a subsidiary of Ford Motor Company ("Ford") for approximately $172.5 million in cash. Under the terms of the agreement, Ford retained Ford Life's credit life insurance business. At the date of acquisition, Ford Life had assets of $3.15 billion and reserves for fixed annuity contracts of $3.06 billion. In January 1996, the Company acquired Advantage Capital Corporation ("Advantage Capital"), a Houston-based broker-dealer with more than 1,000 affiliated independent registered representatives at the date of acquisition. In December 1995, the Company acquired CalFarm Life Insurance Company ("CalFarm"), from its parent, Zenith National Insurance Corp. for approximately $120 million in cash. Under the terms of the agreement, Zenith National Insurance Corp. retained CalFarm's health insurance business. At the date of acquisition, CalFarm had assets of $737.0 million and annuity reserves of $645.8 million. In November 1994, the Company acquired substantially all of the assets of Imperial Premium Finance, Inc. ("Imperial"), the fourth largest insurance premium finance company in the United States, based on 1993 premiums financed of approximately $1.5 billion (see "Premium Finance"). In October 1994, the Company's subsidiary, Resources Trust Company ("Resources Trust"), acquired the account servicing rights to approximately 44,500 individual retirement plan accounts ("IRAs"), representing approximately $1.25 billion in plan assets at September 30, 1996, from New England Securities Corporation, the broker-dealer subsidiary of New England Life Insurance Company.

     As consumer demand for investment-oriented products has grown, the Company has broadened the array of fee income producing products and services it offers and has in recent years significantly increased its fee income. Over the last several years, the Company has enhanced its marketing of variable annuities, mutual funds and trust services. Fee income has also expanded through the receipt of broker-dealer net retained commissions and as a result of the aforementioned acquisitions of Advantage Capital, Imperial and Resources Trust's additional account servicing rights. The Company's fee generating businesses entail no portfolio credit risk and require significantly less capital support than its fixed-rate business, which generates net investment income.

     For the year ended September 30, 1996, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                         NET INVESTMENT AND FEE INCOME

                                                       Percent           Primary product or service
                                        Amount         -------     ---------------------------------
                                    --------------
                                    (In thousands)
Net investment income (including
  net realized investment
  losses).........................     $462,442           67.7%    Fixed-rate products
                                       --------          -----
Fee income:
  Variable annuity fees...........      104,661           15.3     Variable annuities
  Net retained commissions........       49,824            7.3     Broker-dealer sales
  Asset management fees...........       25,413            3.7     Mutual funds
  Loan servicing fees.............       23,846            3.5     Premium finance
  Trust fees......................       16,684            2.5     Self-directed retirement accounts
  Total fee income................      220,428           32.3
                                       --------          -----
Total.............................     $682,870          100.0%
                                       ========          =====

     For financial information on the Company's business segments, see Part IV --"Notes to Consolidated Financial Statements -- Note 12 -- Business Segments."

LIFE INSURANCE COMPANIES

     The Company's life insurance group includes 106-year-old SunAmerica Life Insurance Company, acquired in 1971; Anchor National Life Insurance Company ("Anchor"), acquired in 1986; Ford Life and CalFarm, both acquired in 1996; First SunAmerica Life Insurance Company ("First SunAmerica"), acquired in 1987; and SunAmerica National Life Insurance Company ("SunAmerica National"), formed in 1995. Collectively, these companies had $21.54 billion of assets at September 30, 1996 and served all 50 states and the District of Columbia. Based on the latest available statutory industry data, the Company believes that its life insurance group ranks among the largest issuers of fixed and variable annuities in the nation, as measured by 1995 annuity premiums and deposits, and among the top 2% of all U.S. life insurance companies, as measured by 1995 total assets. Anchor ranks among the largest issuers of variable annuities in the nation, according to the latest published industry data.

     The Company's life insurance group sells a wide array of fixed and variable annuity products, as well as other products that cater to the market for tax-deferred, long-term savings products. SunAmerica Life Insurance Company is an Arizona-chartered company licensed in 48 states and the District of Columbia. Anchor, founded in 1965, is an Arizona-chartered company licensed in 49 states and the District of Columbia. Ford Life, founded in 1966, is a Michigan-chartered company licensed in 49 states and the District of Columbia. Subject to receipt of regulatory approvals, the Company intends to merge Ford Life into SunAmerica Life Insurance Company in early fiscal 1997. SunAmerica Life Insurance Company, Anchor and Ford Life each have a "AA-" (Excellent) claims-paying ability rating from Standard & Poor's Corporation ("S&P"), a "AA" (Very High) rating from Duff & Phelps, Inc. ("D&P") and an "A2" (Good) rating from Moody's Investors Service ("Moody's"). SunAmerica Life Insurance Company and Anchor each also have an "A+" (Superior) rating from industry analyst A.M. Best Company, while Ford Life has an "A" (Excellent) rating. CalFarm, founded in 1951, has an "A" rating from A.M. Best Company and is licensed in 8 states. First SunAmerica, founded in 1978, is a New York-chartered company that markets its annuity products in the states of New York and Nebraska. It has an "A+" (Superior) rating from A.M. Best Company. SunAmerica National is an Arizona-chartered company that was formed in March 1995 to issue GICs to employee benefit plans and other entities. It is currently seeking authority to transact life insurance business in 49 states and the District of Columbia and is licensed in 7 states. It has a "AAA" (Superior) rating from S&P.

     SunAmerica Life Insurance Company focuses on the sale of fixed-rate annuities and GICs. At September 30, 1996, it had $8.95 billion of assets. Anchor specializes in the sale of flexible premium variable annuities, including Polaris, the Company's flagship variable annuity, which offers investors nine money management groups, 22 variable annuity portfolios and five fixed-rate account options. Anchor also offers GICs. At September 30, 1996, it had $9.20 billion of assets. Ford Life specializes in the sale of single premium deferred annuities, including its newest product, which offers the contractholder the possibility to earn returns above a minimum guaranteed return, based on the performance of the Standard and Poor's 500 Index. At September 30, 1996, it had $3.18 billion of assets. CalFarm specializes in the sale of fixed-rate annuities. At September 30, 1996, it had $788.2 million of assets. First SunAmerica specializes in the sale of fixed-rate annuities and flexible premium variable annuities, including Polaris. At September 30, 1996, it had $236.0 million of assets. SunAmerica National had $101.5 million of assets at September 30, 1996.

     Benefiting from continued strong demographic growth of the retirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life insurance operations on the sale of annuities and GICs.

     Because of its focus on annuity products, which generally have more contractholder transactions than traditional life insurance products, the Company utilizes computer-driven systems that employ optical disk imaging and artificial intelligence in lieu of paper-intensive life insurance processing procedures. The Company believes its service support center and associated cost structure to be among the most competitive in the industry.

     The Company markets its fixed and variable annuities through the following distribution channels: (i) independent registered representatives of the Company's subsidiaries, Royal Alliance Associates, Inc. ("Royal Alliance"), SunAmerica Securities, Inc. ("SunAmerica Securities") and Advantage Capital;
(ii) approximately 600 other securities firms and financial institutions; and
(iii) independent general insurance agents who specialize in selling fixed annuities and other single premium products. Approximately 45,000 independent sales representatives nationally are licensed to sell the Company's annuity products.

     The Company markets its GICs principally through direct marketing to banks, municipalities, asset management firms and direct plan sponsors or through intermediaries, such as managers or consultants servicing these groups.

Fixed Annuities and GICs

     SunAmerica Life Insurance Company, Ford Life, CalFarm and First SunAmerica offer single premium and flexible premium deferred annuities that provide one-, three-, five-, seven-, or ten-year fixed interest rate guarantees. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 74% at September 30, 1996) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing. Its fixed-rate annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant). The average new single premium fixed annuity contract sold by the Company amounted to approximately $34,000 in 1996.

     The Company augments its retail annuity sales effort with the marketing of institutional products. At September 30, 1996, the Company had $4.17 billion of primarily fixed-maturity GIC obligations. At that date, approximately 70% of these obligations were fixed-rate and approximately 30% were variable-rate obligations that reprice periodically based upon certain defined indexes. Of the total GIC portfolio at September 30, 1996, approximately 39% was sold to asset management firms, 32% was sold to state and local governmental entities and 29% was sold to pension plans. The average new GIC contract sold by the Company amounted to $9.7 million in 1996.

     The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 86% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1996.

Variable Annuities

     The variable annuity products of Anchor and First SunAmerica offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. These companies earn fee income through the sale, administration and management of the variable account options of their variable annuity products. They also earn investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features and surrender charges similar to those offered by fixed annuities, but differ in that the annuity holder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation funds selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The average new variable annuity contract sold by the Company amounted to approximately $37,000 in 1996.

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

     For the years ended September 30, 1996, 1995 and 1994, the Company's yields on average invested assets were 8.74%, 9.15% and 8.50%, respectively, before net realized investment losses, and it realized net investment spreads of 3.43%, 3.69% and 3.30%, respectively, on average invested assets. At September 30, 1996, the weighted average life of the Company's investments was approximately
5.2 years and the duration was approximately 3.3. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It is the calculation of the relative percentage change in market value resulting from shifts in interest rates, and recognizes the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

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

     The following table summarizes the Company's investment portfolio at September 30, 1996:

                             SUMMARY OF INVESTMENTS



                                                               Amortized   Percent of
                                                                    cost    portfolio
                                                          --------------   ----------
                                                          (In thousands)
Fixed maturities:
  Cash and short-term investments.......................     $   529,363          3.3%
  U.S. government securities............................       1,067,498          6.6
  Mortgage-backed securities............................       4,519,643         27.8
  Other bonds, notes and redeemable preferred stocks....       7,070,479         43.5
  Mortgage loans........................................       1,652,257         10.2
                                                             -----------        -----
  Total.................................................      14,839,240         91.4
Partnerships............................................       1,071,857          6.6
Real estate.............................................         105,321          0.6
Equity securities.......................................          44,871          0.3
Other invested assets...................................         177,577          1.1
                                                             -----------        -----
Total investments.......................................     $16,238,866        100.0%
                                                             ===========        =====

     All of the Bond Portfolio (at amortized cost, excluding $108.4 million of redeemable preferred stocks) at September 30, 1996 was rated by S&P, Moody's, D&P, Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1996, approximately $11.31 billion (at amortized cost) of the Bond Portfolio was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $5.53 billion of U.S. government/agency securities and mortgage-backed securities.

     At September 30, 1996, the Bond Portfolio included $1.24 billion, (fair value, $1.27 billion) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their September 30, 1996 amortized cost, these non-investment-grade bonds accounted for 5.2% of the Company's total assets and 7.6% of its invested assets.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $1.54 billion at September 30, 1996. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1996, Secured Loans consisted of loans to 331 borrowers spanning 40 industries, with 15% of these assets (at amortized cost) concentrated in financial institutions, 15% concentrated in the leisure industry and 12% concentrated in utilities. No other industry concentration constituted more than 7% of these assets.

     Mortgage loans aggregated $1.65 billion at September 30, 1996 and consisted of 648 first mortgage loans with an average loan balance of approximately $2.5 million, collateralized by properties located in 34 states. Approximately 44% of the portfolio was multifamily residential, 20% was retail, 13% was manufactured housing, 5% was industrial, 5% was office and 13% was other types.

     Partnership investments totaled $1.07 billion at September 30, 1996, constituting investments in approximately 450 separate partnerships with an average size of approximately $2.4 million. This portfolio includes: (i) $498.5 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities; (ii) $473.2 million of partnerships that make tax-advantaged investments in affordable housing; and
(iii) $100.2 million of partnerships that invest in mortgage loans and income-producing real estate.

     At September 30, 1996, the amortized cost of all investments in default as to the payment of principal or interest totaled $28.7 million (fair value $25.8 million), which constituted 0.2% of total invested assets at amortized cost.

     For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity."

MUTUAL FUNDS AND INVESTMENT SERVICES

     Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related mutual fund distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. SunAmerica's mutual funds offer investors an array of equity, fixed-income, money market and tax-exempt portfolios. In November 1996, SunAmerica Asset Management introduced its new "Style Select Series," which combines the expertise of three well-respected advisors with similar investment styles in each available portfolio. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $2.43 billion of assets at September 30, 1996, including mutual fund assets and certain of the Company's variable annuity assets.

     The SunAmerica mutual funds are distributed nationally through a network of approximately 350 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiaries.

RETIREMENT TRUST SERVICES

     Through Resources Trust, acquired in January 1990, the Company earns fee income by providing administrative and custodial services for approximately 204,000 self-directed retirement accounts. These self-directed retirement accounts, including IRAs, Keoghs, 401(k) plans, and pension and profit sharing plans, had combined account assets at September 30, 1996 of approximately $11.00 billion. In September 1994, Resources Trust also began offering its new "Complete 401(k)," a product that combines the administrative and custodial services of Resources Trust with the variable annuity and mutual fund products of the Company.

     Resources Trust also earns investment income on customer cash balances that are interest-bearing and insured by the Federal Deposit Insurance Corporation. Resources Trust's services are sold nationally through approximately 17,500 registered representatives affiliated with 1,000 broker-dealers, including the Company's broker-dealer subsidiaries.

BROKER-DEALERS

     The Company also owns three broker-dealers: Royal Alliance, acquired by the Company in January 1990; SunAmerica Securities, which commenced business in 1989; and Advantage Capital, acquired by the Company in 1996. As a result of the Company's ongoing active recruitment of independent registered representatives and the acquisition of Advantage Capital, the Company has increased its network of representatives from approximately 5,200 at September 30, 1995 to approximately 6,600 at September 30, 1996. The Company believes that, through ownership of these firms, it has the largest network of independent registered representatives in the nation, based on industry data.

PREMIUM FINANCE

     Through its premium finance company, Imperial, the Company earns fee income by servicing loans that Imperial has originated and sold. Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are substantially secured by the unearned premiums associated with the underlying insurance policies. Currently, Imperial sells and services most of the short-term loans that it originates. Founded in 1972 and acquired in November 1994, Imperial owned or serviced approximately 83,000 loans with an average loan balance of approximately $6,300 at September 30, 1996.

     Imperial generally makes loans to borrowers through a network of approximately 4,700 qualified independent property and casualty insurance agents who arrange the loan or refer the client to Imperial.

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

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

     SunAmerica Asset Management is registered with the Securities and Exchange Commission (the "Commission") as a registered investment advisor under the Investment Advisors Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management and the mutual funds are subject to regulation and examination by the Commission. In addition, variable annuities and the related separate accounts of the Company's life insurance subsidiaries are subject to regulation by the Commission under the Securities Act of 1933 and the Investment Company Act of 1940.

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

     The Company's premium finance business is subject to regulation and supervision by substantially all of the states in which it is authorized to transact business. State premium finance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, approving finance agreement forms, regulating certain finance charge rates, regulating marketing and other trade practices (including the procedures to cancel financed insurance policies for non-payment), prescribing the form and content of required financial statements and reports, performing financial and other examinations and other related matters.

COMPETITION

     The businesses conducted by the Company's subsidiaries are highly competitive. The Company's life insurance subsidiaries compete with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, the 100 largest writers of individual and group annuities account for approximately 97% of total net annuity premiums written. Net annuity premiums written among the top 100 companies range from less than $200 million to more than $9 billion annually. SunAmerica ranks in the top quartile of this group. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, product pricing, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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

ITEM 2.  PROPERTIES

     The Company's executive offices and the principal offices of its life insurance subsidiaries are in leased premises at 1 SunAmerica Center, Los Angeles, California. The Company's life insurance subsidiaries also lease office space in Torrance, California; Houston, Texas; and New York, New York. The Company's broker-dealers lease space in Phoenix, Arizona; Houston, Texas; and New York, New York. The Company's asset management subsidiary leases offices in New York, New York, and the retirement trust services subsidiary occupies leased premises in Englewood, Colorado. The Company's premium finance subsidiary is headquartered in Sherman Oaks, California.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the fourth quarter 1996 to a vote of security-holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of SunAmerica Inc. as of December 10, 1996:

                                                           Year
                                                          assumed    Other positions and other business
                                   Present position at    present      experience within the last five
          Name              Age     December 10, 1996     position                  years                    From-to
-------------------------   ----   --------------------   -------    -----------------------------------  -------------
Eli Broad                    63    Chairman and Chief       1976     (Cofounded Company in 1957)
                                   Executive Officer
                                   President                1986
Joseph M. Tumbler            48    Vice Chairman            1995     President and Chief Executive            1989-1995
                                                                     Officer, Providian Capital
                                                                     Management
Jay S. Wintrob               39    Vice Chairman            1995     Executive Vice President                 1991-1995
                                                                     (Joined Company in 1987)
James R. Belardi             39    Executive Vice           1995     Senior Vice President and Treasurer      1992-1995
                                   President
                                                                     Vice President and Treasurer             1989-1992
                                                                     (Joined Company in 1986)
Lorin M. Fife                43    Senior Vice              1995     Vice President and General               1994-1995
                                   President, and                    Counsel -- Regulatory Affairs
                                   General Counsel --                Vice President and                       1989-1994
                                   Regulatory Affairs                Associate General Counsel
                                                                     (Joined Company in 1989)
Marc H. Gamsin               41    Senior Vice              1996     Partner, O'Melveny & Myers LLP           1979-1996
                                   President
Jana Waring Greer            44    Senior Vice              1991     (Joined Company in 1974)
                                   President
Susan L. Harris              39    Senior Vice              1995     Vice President,                          1994-1995
                                   President,                        General Counsel --
                                   General Counsel --                Corporate Affairs, and Secretary
                                   Corporate Affairs,                Vice President, Associate General        1989-1994
                                   and Secretary                     Counsel and Secretary
                                                                     (Joined Company in 1985)
Gary W. Krat                 49    Senior Vice              1992     Chairman of SunAmerica's              1991-Present
                                   President                         broker-dealer operations
                                                                     (Joined Company in 1990)
Scott L. Robinson            50    Senior Vice              1991     (Joined Company in 1978)
                                   President and
                                   Controller
James W. Rowan               34    Senior Vice              1995     Vice President                           1993-1995
                                   President                         Assistant to the Chairman                     1992
                                                                     Senior Vice President,                   1990-1992
                                                                     Security Pacific Corp.
Karel Carnohan               40    Vice President           1995     Vice President, Equity Analyst,          1994-1995
                                                                     C.J. Lawrence/Deutsche Bank
                                                                     Securities Corporation
                                                                     First Vice President, Corporate          1990-1994
                                                                     Finance and Investor Relations,
                                                                     Countrywide Credit Industries, Inc.
                                                                     Countrywide Mortgage Investments,
                                                                     Inc.
Michael L. Fowler            42    Vice President           1988     (Joined Company in 1988)
George L. Holdridge, Jr.     39    Vice President           1995     Senior Vice President, SunAmerica        1994-1995
                                                                     Financial, Inc.
                                                                     Vice President and Director of           1989-1994
                                                                     Technology, SunAmerica Financial,
                                                                     Inc.
                                                                     (Joined Company in 1983)
Scott H. Richland            34    Vice President and       1995     Vice President and Assistant             1994-1995
                                   Treasurer                         Treasurer
                                                                     Assistant Treasurer                      1993-1994
                                                                     Director, SunAmerica                     1990-1993
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

     High and low sales prices, based on the New York Stock Exchange Composite Price Tape, for the Company's Common Stock for each quarter during the fiscal years ended September 30, 1996 and 1995 are as follows:

                                                1996                       1995
                                 -------------------    -----------------------
                                  High      Low            High          Low
                                 -------   ---------    ----------    ---------
First quarter..................  $24 7/8   $20  7/16     $13 15/16     $11 7/16
Second quarter.................   28 3/4    22  1/16      14  3/4       12
Third quarter..................   29 1/2    22 13/16      18  1/2       14 1/8
Fourth quarter.................   36 7/8    26  1/8       21            16 3/4
                                 =======   =========     =========     ========

     The sales prices listed above have been restated and rounded to the nearest sixteenth to reflect a two-for-one split, paid in the form of a stock dividend on August 30, 1996, and a three-for-two stock split, paid in the form of a stock dividend on November 10, 1995.

HOLDERS

     As of November 30, 1996, the number of holders of record of each class of common equity of the Company was as follows:

                                                                     Number
                                                                 of holders
Title of Class                                                    of record
--------------                                                   ----------
Common Stock (par value $1.00 per share)........................      2,204
Nontransferable Class B Stock (par value $1.00 per share).......          7
                                                                      =====

DIVIDENDS

     Dividends paid per share on the Company's Common Stock and Nontransferable Class B Stock for each quarter during the fiscal years ended September 30, 1996 and 1995 are as follows:

                                              1996                        1995
                         -------------------------   -------------------------
                          Common   Nontransferable    Common   Nontransferable
                           Stock     Class B Stock     Stock     Class B Stock
                         -------   ---------------   -------   ---------------
First quarter..........  $0.0750           $0.0675   $0.0500           $0.0450
Second quarter.........   0.0750            0.0675    0.0500            0.0450
Third quarter..........   0.0750            0.0675    0.0500            0.0450
Fourth quarter.........   0.0750            0.0675    0.0500            0.0450
                         -------           -------   -------           -------
Total..................  $0.3000           $0.2700   $0.2000           $0.1800
                         =======           =======   =======           =======

     The per-share dividends listed above have been restated to reflect a two-for-one stock split, paid in the form of a stock dividend on August 30, 1996, and a three-for-two stock split, paid in the form of a stock dividend on November 10, 1995.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein. Per-share amounts have been restated to reflect a two-for-one stock split, paid in the form of a stock dividend on August 30, 1996, and a three-for-two stock split, paid in the form of a stock dividend on November 10, 1995. In addition, certain items have been reclassified to conform to the current year's presentation.

                                                                               Years ended September 30,
                                               ---------------------------------------------------------
                                                    1996        1995        1994        1993        1992
                                               ---------   ---------   ---------   ---------   ---------
                                                        (In thousands, except per-share amounts)
RESULTS OF OPERATIONS
Net investment income........................  $ 492,756   $ 365,555   $ 294,454   $ 263,791   $ 219,384
Net realized investment losses...............    (30,314)    (33,012)    (21,124)    (21,287)    (56,364)
Fee income...................................    220,428     180,419     152,607     136,401     114,683
General and administrative expenses..........   (212,701)   (166,540)   (132,743)   (135,790)   (133,058)
Provision for future guaranty fund
  assessments................................         --          --          --     (22,000)         --
Amortization of deferred acquisition costs...   (108,176)    (86,107)    (69,253)    (53,216)    (49,328)
Other income and expenses, net...............     30,034      19,291      16,060      16,112      15,774
                                               ---------   ---------   ---------   ---------   ---------
Pretax income................................    392,027     279,606     240,001     184,011     111,091
Income tax expense...........................   (117,600)    (85,400)    (74,700)    (57,000)    (34,300)
                                               ---------   ---------   ---------   ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES.................    274,427     194,206     165,301     127,011      76,791
Cumulative effect of change in accounting for
 income taxes................................         --          --     (33,500)         --          --
                                               ---------   ---------   ---------   ---------   ---------
NET INCOME...................................  $ 274,427   $ 194,206   $ 131,801   $ 127,011   $  76,791
                                               =========   =========   =========   =========   =========
EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING FOR INCOME TAXES............  $    1.95   $    1.42   $    1.19   $    0.92   $    0.60
  Cumulative effect of change in accounting
   for income taxes..........................         --          --       (0.27)         --          --
                                               ---------   ---------   ---------   ---------   ---------
  NET INCOME.................................  $    1.95   $    1.42   $    0.92   $    0.92   $    0.60
                                               =========   =========   =========   =========   =========
CASH DIVIDENDS PER SHARE PAID TO COMMON
 SHAREHOLDERS:
 Nontransferable Class B Stock...............  $   0.270   $   0.180   $   0.120   $   0.084   $   0.060
                                               =========   =========   =========   =========   =========
 Common Stock................................  $   0.300   $   0.200   $   0.133   $   0.093   $   0.067
                                               =========   =========   =========   =========   =========

                                                               Years ended September 30,
                                               ---------------------------------------------------------
                                                 1996        1995        1994        1993        1992
                                               ---------   ---------   ---------   ---------   ---------
RATIOS OF EARNINGS TO FIXED CHARGES
Ratio of earnings to fixed charges (which
 include dividends paid on preferred
 securities of grantor trusts and interest
 incurred on senior and subordinated debt,
 but exclude interest incurred on fixed
 annuities, guaranteed investment contracts
 and trust deposits).........................        5.4x        5.8x        5.8x        6.1x        4.0x
                                               =========   =========   =========   =========   =========
Ratio of earnings to fixed charges (which
 include dividends paid on preferred
 securities of grantor trusts and interest
 incurred on senior and subordinated debt,
 fixed annuities, guaranteed investment
 contracts and trust deposits)...............        1.5x        1.5x        1.5x        1.4x        1.2x
                                               =========   =========   =========   =========   =========
Ratio of earnings to combined fixed charges
 and preferred stock dividends (which include
 dividends paid on preferred securities of
 grantor trusts and interest incurred on
 senior and subordinated debt, but exclude
 interest incurred on fixed annuities,
 guaranteed investment contracts and trust
 deposits)...................................        3.8x        3.4x        2.8x        2.8x        2.7x
                                               =========   =========   =========   =========   =========
Ratio of earnings to combined fixed charges
 and preferred stock dividends (which include
 dividends paid on preferred securities of
 grantor trusts and interest incurred on
 senior and subordinated debt, fixed
 annuities, guaranteed investment contracts
 and trust deposits).........................        1.4x        1.4x        1.4x        1.3x        1.2x
                                               =========   =========   =========   =========   =========

                                                                At September 30,
                                       -------------------------------------------------------------------
                                          1996          1995          1994          1993          1992
                                       -----------   -----------   -----------   -----------   -----------
                                       (In thousands)
FINANCIAL POSITION
Investments..........................  $16,199,784   $10,808,959   $ 9,280,390   $10,364,952   $ 9,428,266
Variable annuity assets..............    6,380,458     5,263,006     4,513,093     4,194,970     3,293,343
Deferred acquisition costs...........      782,300       526,415       581,874       475,917       436,209
Other assets.........................      364,279       245,787       280,868       231,582       245,833
                                       -----------   -----------   -----------   -----------   -----------
TOTAL ASSETS.........................  $23,726,821   $16,844,167   $14,656,225   $15,267,421   $13,403,651
                                       ===========   ===========   ===========   ===========   ===========
Reserves for fixed annuity
 contracts...........................  $ 9,654,674   $ 4,862,250   $ 4,519,623   $ 4,934,871   $ 5,143,339
Reserves for guaranteed investment
 contracts...........................    4,169,028     3,607,192     2,783,522     2,216,104     2,023,048
Variable annuity liabilities.........    6,380,458     5,263,006     4,513,093     4,194,970     3,293,343
Trust deposits.......................      436,048       426,595       442,320       378,986       367,458
Other payables and accrued
 liabilities.........................      489,672       747,733       860,763     1,828,153     1,372,010
Long-term notes and debentures.......      573,335       524,835       472,835       380,560       225,000
Other senior indebtedness............           --            --        28,662       127,151       208,703
Deferred income taxes................      125,417       146,847        74,319        96,599        40,682
Preferred securities of grantor
 trusts..............................      237,631        52,631            --            --            --
Shareholders' equity.................    1,660,558     1,213,078       961,088     1,110,027       730,068
                                       -----------   -----------   -----------   -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY..............................  $23,726,821   $16,844,167   $14,656,225   $15,267,421   $13,403,651
                                       ===========   ===========   ===========   ===========   ===========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three years in the period ended
September 30, 1996 follow. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

     Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

     INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $274.4 million or $1.95 per share in 1996, compared with $194.2 million or $1.42 per share in 1995 and $165.3 million or $1.19 per share in 1994. Results of operations in 1996 include the effects of the recently completed acquisitions (the "Acquisitions") of CalFarm Life Insurance Company ("CalFarm"), Ford Life Insurance Company ("Ford Life") and certain annuity contracts purchased from The Central National Life Insurance Company (the "Central National Annuity Contracts"). The acquisition of CalFarm was completed on December 29, 1995, the acquisition of Ford Life was completed on February 29, 1996 and the acquisition of the Central National Annuity Contracts was completed on April 1, 1996. The cumulative effect of the change in accounting for income taxes resulting from the 1994 implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $33.5 million or $0.27 per share. Accordingly, net income amounted to $131.8 million or $0.92 per share in 1994.

     PRETAX INCOME totaled $392.0 million in 1996, $279.6 million in 1995 and $240.0 million in 1994. The $112.4 million improvement in 1996 over 1995 primarily resulted from increased net investment income, fee income and surrender charges, partially offset by higher general and administrative expenses and additional amortization of deferred acquisition costs. The $39.6 million improvement in 1995 over 1994 primarily resulted from increased net investment income and fee income, partially offset by increased general and administrative expenses, additional amortization of deferred acquisition costs and higher net realized investment losses.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest or dividends paid on fixed annuities and other interest-bearing liabilities, increased to $492.8 million in 1996 from $365.6 million in 1995 and $294.5 million in 1994. These amounts represent 3.43% on average invested assets (computed on a daily basis) of $14.36 billion in 1996, 3.69% on average invested assets of $9.90 billion in 1995 and 3.30% on average invested assets of $8.92 billion in 1994. The invested assets associated with the Acquisitions were primarily high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. As a result of the Acquisitions, net investment income as a percent of average invested assets in 1996 declined by 42 basis points.

     Net investment income also includes the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $1.06 billion in 1996, $741.2 million in 1995 and $647.1 million in 1994. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 3.01% in 1996, 3.25% in 1995 and 2.90% in 1994. As a result of the Acquisitions, this difference declined by 24 basis points in 1996.

     Investment income and the related yields on average invested assets totaled $1.25 billion or 8.74% in 1996, compared with $905.8 million or 9.15% in 1995 and $758.2 million or 8.50% in 1994. The $348.5 million increase in investment income recorded in 1996 and the related 41 basis point decline in yield that it represents both reflect the effects of the Acquisitions. In 1996, the investment income associated with the Acquisitions aggregated $191.6 million, and reduced the overall investment yield of the Company by 44 basis points.

     In addition to increasing due to the effects of the Acquisitions, investment income rose during 1996, and during 1995, as a result of higher levels of average invested assets and additional partnership income. Partnership income increased to $178.6 million (representing a yield of 19.04% on related average assets of $937.8 million) in 1996, compared with $134.1 million (representing a yield of 18.17% on related average assets of $738.0 million) in 1995 and $63.7 million (representing a yield of 11.35% on related average assets of $560.9 million) in 1994. Partnership income includes income recognized by using the cost method of accounting, which amounted to $59.1 million, $106.9 million and $26.5 million in 1996, 1995 and 1994, respectively. Such income is based upon cash distributions received from limited partnerships, the operations of which the Company does not significantly influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

     The increase in investment yield in 1995 over 1994 reflects the higher interest rates prevailing during the latter half of 1994 and into fiscal 1995.

     The Company has historically enhanced investment yield through its use of dollar roll transactions ("Dollar Rolls"), whereby the proceeds from sales of mortgage-backed securities ("MBSs") are invested in short-term securities pending the contractual repurchase of substantially the same securities at discounted prices in the forward market. The Company has been able to engage in Dollar Rolls due to the market demand for MBSs for formation of collateralized mortgage obligations, but this demand has declined over the periods presented. The Company recorded $1.4 million of enhanced yield on such transactions during 1996, compared with $4.6 million during 1995 and $15.6 million during 1994. (See "Asset-Liability Matching" for additional discussion of Dollar Rolls.)

     In addition, the Company has enhanced investment yield through total return corporate bond swap agreements (the "Total Return Agreements"). The Company recorded income of $32.5 million on the Total Return Agreements in 1996, compared with $13.0 million recorded during 1995 and $1.3 million recorded in 1994. The improved results in 1996 and in 1995 primarily reflect increases in the fair value of the underlying assets, resulting primarily from improved overall performance of the non-investment-grade bonds underlying the Total Return Agreements, and increases in the average notional principal amount of the Total Return Agreements. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.)

     Total interest and dividend expense aggregated $761.5 million in 1996, $540.2 million in 1995 and $463.7 million in 1994. The average rate paid on all interest-bearing liabilities was 5.73% (5.34% on fixed annuity contracts and 6.43% on guaranteed investment contracts ("GICs")) in 1996, compared with 5.90% (5.48% on fixed annuity contracts and 6.68% on GICs) in 1995 and 5.60% (5.43% on fixed annuity contracts and 6.20% on GICs) in 1994. Interest-bearing liabilities averaged $13.29 billion during 1996, compared with $9.16 billion during 1995 and $8.27 billion during 1994.

     The average rate paid on all interest-bearing liabilities in 1996 also reflects the impact of the Acquisitions. The interest-bearing liabilities associated with the Acquisitions are primarily single premium deferred annuities that carry a lower average crediting rate than the average crediting rate paid on the Company's other annuity liabilities. Assumption of these additional interest-bearing liabilities reduced the average rate paid on all interest-bearing liabilities and on fixed annuity contracts by 20 basis points in 1996. The favorable effects of the Acquisitions more than offset a small increase in the average crediting rate on the Company's remaining interest-bearing liabilities.

     The increase in the average rate paid on all interest-bearing liabilities during 1995 primarily resulted from the increased average crediting rate on the Company's GICs. During 1996, 1995 and 1994, approximately 33%, 27% and 24%, respectively, of the Company's average GIC portfolio were variable-rate obligations that reprice periodically based upon certain defined indexes. At September 30, 1996, approximately 30% of the Company's GIC portfolio was composed of such obligations. In addition, in fiscal 1995, the Company increased its crediting rates on new fixed-rate GIC obligations relative to those issued during 1994 in response to higher prevailing interest rates. The average rate paid on all interest-bearing liabilities also increased in 1995 as a result of a modest increase in the average crediting rate on the Company's fixed annuity contracts.

     GROWTH IN AVERAGE INVESTED ASSETS since 1994 primarily reflects the impact of the Acquisitions. Average assets in 1996 include the invested assets of CalFarm for nine months, those of Ford Life for seven months and those associated with the Central National Annuity Contracts for six months. In the aggregate, the Acquisitions contributed $2.84 billion to the Company's average invested assets in 1996. The Company intends to continue to pursue a strategy of enhancing its internal growth with complementary acquisitions. On November 29, 1996, the Company entered into a definitive agreement to acquire John Alden Financial Corporation's annuity operations (which had approximately $5.00 billion of fixed annuity reserves at September 30, 1996) for approximately $240.0 million in cash. The acquisition is subject to customary conditions and required regulatory approvals, and is expected to be completed by the end of the first calendar quarter of 1997.

     Average invested assets also increased in 1996 and in 1995 as a result of sales of the Company's fixed-rate products, consisting of both fixed annuities (including the fixed accounts of variable annuity products) and GICs, and $519.2 million of aggregate net proceeds from the issuances of Preferred Stock of the Company, preferred securities of a subsidiary grantor trust and long-term notes. Fixed annuity premiums totaled $993.4 million in 1996, compared with $944.7 million in 1995 and $230.0 million in 1994. These premiums include premiums for the fixed accounts of variable annuities totaling $782.6 million, $286.7 million and $140.6 million, respectively. The increase in aggregate fixed annuity premiums in 1996 reflects an increase in premiums for the fixed accounts of variable annuities in 1996, which resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris product. Other fixed premiums declined during 1996 despite increases resulting from the Acquisitions, primarily reflecting lower prevailing interest rates. The $714.7 million increase in fixed annuity premiums during 1995 reflects higher market demand for fixed-rate products, due, in part, to the increase in prevailing long-term interest rates that began during the latter half of fiscal 1994 and continued into the first quarter of fiscal 1995.

     GIC premiums decreased to $1.02 billion in 1996 from $1.77 billion in 1995 and $1.04 billion in 1994. The decline in GIC premiums in 1996 primarily resulted from planned reductions in sales of short-term maturity products to asset management firms and in reductions of sales to banks. The increase in GIC sales during 1995 reflects the Company's broadening of its distribution channels and product line to increase its GIC client base. While GIC premiums declined, GIC surrenders also declined during 1996 to $708.7 million, compared with $1.16 billion in 1995 and $621.7 million in 1994 and the size of the Company's GIC reserves increased over the three-year period to $4.17 billion at September 30, 1996 from $2.22 billion at September 30, 1993.

     The GICs issued by the Company generally guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. The Company generally imposes surrender penalties in the event of other withdrawals prior to maturity. Contracts purchased by banks or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. Contracts purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $30.3 million in 1996, $33.0 million in 1995 and $21.1 million in 1994, and represent 0.21%, 0.33% and 0.24%, respectively, of average invested assets. Net realized investment losses include impairment writedowns of $34.9 million in 1996, $42.7 million in 1995 and $55.9 million in 1994. Therefore, net gains from sales of investments totaled $4.6 million in 1996, $9.7 million in 1995 and $34.8 million in 1994.

     Net gains from sales of investments in 1996 include $11.8 million of net gains realized on sales of other invested assets, principally leveraged leases, $3.4 million of net gains realized on sales of common stocks and $11.9 million of net losses realized on sales of bonds. Net gains from sales of investments in 1995 include $20.9 million of net gains realized on sales of common stocks and $15.6 million of net losses realized on sales of bonds. Net gains from sales of investments in 1994 include $22.6 million of net gains realized on sales of common stocks and $27.0 million of net losses realized on sales of bonds. The Company also realized $35.1 million of net gains on sales of certain partnership interests in 1994. Sales of investments are generally made to maximize total return.

     Impairment writedowns in 1996 include $22.3 million of additional provisions applied to defaulted bonds. Impairment writedowns in 1995 include $23.8 million of additional provisions applied to defaulted bonds and $6.6 million of provisions applied to mortgage loans. Impairment writedowns in 1994 include $35.0 million applied to real estate. During 1994, the Company decided to hold for sale all properties owned in Arizona, thereby changing its previous intention to hold such real estate for future development. Accordingly, the Company reappraised its Arizona properties and reduced their carrying values to estimated fair values. Impairment writedowns in 1994 also include $13.2 million of additional provisions applied to defaulted bonds.

     VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $104.7 million in 1996, $84.6 million in 1995 and $79.5 million in 1994. Increases in variable annuity fees in 1996 and 1995 reflect growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $5.75 billion during 1996, $4.67 billion during 1995 and $4.43 billion during 1994. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $929.2 million in 1996, $571.4 million in 1995 and $759.3 million in 1994. The increase in premiums in 1996 may be attributed, in part, to a heightened demand for equity investments, principally as a result of generally improved market performance. The decline in premiums in 1995 may be attributed, in part, to a heightened demand for fixed-rate investment options, including the fixed accounts of variable annuities (see "Growth in Average Invested Assets"). The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $49.8 million in 1996, $33.7 million in 1995 and $29.9 million in 1994. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $12.78 billion in 1996, $7.41 billion in 1995 and $6.87 billion in 1994. The significant increases in sales and net retained commissions during 1996 reflect a greater number of registered representatives (largely due to the acquisition of Advantage Capital Corporation, a Houston-based broker-dealer, on January 3, 1996) and higher average production, combined with generally favorable market conditions. Increases in net retained commissions are not proportionate to increases in sales primarily due to differences in sales mix.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $25.4 million on average assets managed of $2.14 billion in 1996, $26.9 million on average assets managed of $2.07 billion in 1995 and $31.3 million on average assets managed of $2.39 billion in 1994. Asset management fees decreased slightly in 1996, despite a modest increase in average assets managed, principally due to changes in product mix. The decrease in asset management fees during 1995 principally resulted from the decline in average assets managed, primarily due to an excess of redemptions over sales. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $379.9 million in 1996, compared with $426.5 million in 1995 and $561.0 million in 1994. Sales of mutual funds, excluding sales of money market accounts, amounted to $223.4 million in 1996, compared with $140.2 million in 1995 and $342.6 million in 1994. Higher mutual fund sales and lower redemptions in 1996 both reflect the combined effects of additional advertising, the favorable performance records of certain of the Company's mutual funds and heightened demand for equity investments, principally as a result of improved market performance.

     LOAN SERVICING FEES are earned by the Company's subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing these sold loans. Such fee income totaled $23.8 million on average loans serviced of $457.8 million in 1996, compared with $19.8 million on average loans serviced of $438.3 million in 1995. Imperial's net assets were acquired on November 30, 1994, and, therefore, no such fee income was earned in fiscal 1994.

     TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified pension plans. Trust fees increased to $16.7 million in 1996 (on an average of 201,800 trust accounts) from $15.4 million in 1995 (on an average of 196,000 trust accounts) and $11.9 million in 1994 (on an average of 148,500 trust accounts). The increases in trust fees and the average number of trust accounts in 1995 principally resulted from the October 1, 1994 acquisition of the right to service certain individual retirement accounts from New England Life Insurance Company.

     SURRENDER CHARGES on fixed and variable annuities totaled $22.1 million in 1996 (including $11.1 million attributable to the Acquisitions), compared with $11.9 million in 1995 and $10.7 million in 1994. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $1.42 billion (including $200.2 million attributable to the Acquisitions) in 1996, $1.31 billion in 1995 and $1.13 billion in 1994. These payments represent 11.1% (7.5% of average fixed annuity reserves associated with the Acquisitions), 14.8% and 13.2%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $637.0 million in 1996, $650.0 million in 1995 and $461.5 million in 1994. Excluding the effects of the Acquisitions, withdrawal payments as a percentage of related average fixed and variable annuity reserves in 1996 were 12.1%, lower than 1995 and 1994 levels, reflecting decreased fixed annuity withdrawal payments, slightly decreased variable annuity withdrawals and increased average fixed and variable annuity reserves. This decrease in fixed annuity withdrawals principally resulted from unusually high withdrawals in 1995 and in 1994 (mainly as a result of certain blocks of policies coming off surrender charge restrictions and greater volumes of surrenders on a closed block of business) and the success of the Company's retention efforts in 1996. Variable annuity surrenders increased in 1995 primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $212.7 million in 1996, compared with $166.5 million in 1995 and $132.7 million in 1994. General and administrative expenses in 1996 reflect the impact of the Acquisitions, including Advantage Capital Corporation, and include the expenses of Imperial for the full year, compared with ten months of such expenses recorded in 1995. In addition, 1996 and 1995 include expenses related to a national advertising campaign to increase the Company's brand name awareness. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $108.2 million in 1996, $86.1 million in 1995 and $69.3 million in 1994. The increase in 1996 primarily reflects the amortization of the deferred acquisitions costs attributable to the Acquisitions, which aggregated $16.8 million. Amortization has also increased during the three-year period due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

     INCOME TAX EXPENSE totaled $117.6 million in 1996, $85.4 million in 1995 and $74.7 million in 1994, representing effective tax rates of 30% in 1996 and 31% in both 1995 and 1994. These tax rates reflect the favorable impact of affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDERS' EQUITY increased by $447.5 million to $1.66 billion at September 30, 1996 from $1.21 billion at September 30, 1995, primarily as a result of the $274.4 million of net income recorded in 1996 and the issuance of $248.0 million of the Company's Series E Preferred Stock. These favorable factors were partially offset by $61.7 million of dividends paid to shareholders and a $12.3 million increase in net unrealized losses on debt and equity securities available for sale charged directly to shareholders' equity.

     BOOK VALUE PER SHARE amounted to $11.69 at September 30, 1996, compared with $8.89 at September 30, 1995 and $6.30 at September 30, 1994. Excluding net unrealized losses on debt and equity securities available for sale, book value per share amounted to $11.82 at September 30, 1996, $8.93 at September 30, 1995 and $7.53 at September 30, 1994.

     TOTAL ASSETS increased by $6.89 billion to $23.73 billion from $16.84 billion at September 30, 1995, principally due to a $5.39 billion increase in invested assets and a $1.12 billion increase in the separate accounts for variable annuities.

     INVESTED ASSETS at year end totaled $16.20 billion in 1996, compared with $10.81 billion in 1995. This $5.39 billion increase primarily resulted from the Acquisitions (with related invested assets aggregating $4.73 billion at the dates of acquisition) and sales of GICs and fixed annuity contracts, partially offset by a $26.5 million increase in net unrealized losses on debt and equity securities available for sale.

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

     THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $75.6 million at September 30, 1996, compared with $12.6 million at September 30, 1995 (including net unrealized losses of $31.1 million on the portion of the portfolio that was designated as available for sale at September 30, 1995). The increase in net unrealized losses on the Bond Portfolio since September 30, 1995 principally reflects the higher relative prevailing interest rates at September 30, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

     All of the Bond Portfolio ($12.55 billion at amortized cost, excluding $108.4 million of redeemable preferred stocks) at September 30, 1996 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("D&P"), Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1996, approximately $11.31 billion of the Bond Portfolio (at amortized cost) was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $5.53 billion of U.S. government/agency securities and MBSs.

     At September 30, 1996, the Bond Portfolio included $1.24 billion (fair value, $1.27 billion) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their September 30, 1996 amortized cost, these non-investment-grade bonds accounted for 5.2% of the Company's total assets and 7.6% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $306.8 million at September 30, 1996 (see "Asset-Liability Matching").

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that the proportion of its portfolio invested in such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at September 30, 1996.

     The following table summarizes the Company's rated bonds by rating classification as of September 30, 1996 (dollars in thousands):

    Issues rated by S&P/Moody's/D&P/Fitch              Issues not rated by S&P/Moody's/                    Total
----------------------------------------------            D&P/Fitch, by NAIC category            --------------------------
S&P/(Moody's)/                                     -----------------------------------------                     Percent of
  [D&P]/GFitchH     Amortized       Estimated         NAIC         Amortized      Estimated       Amortized       invested
   category(1)        cost         fair value      category(2)        cost        fair value        cost         assets(3)
---------------    -----------     -----------     -----------     ----------     ----------     -----------     ----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  GAAA to A-H      $ 8,207,963     $ 8,103,596          1          $  748,369     $  746,563     $ 8,956,332        55.15%
BBB+ to BBB-
 (Baa1 to Baa3)
 [BBB+ to BBB-]
 GBBB+ to BBB-H      1,939,333       1,917,694          2             414,468        419,519       2,353,801        14.49
BB+ to BB-
 (Ba1 to Ba3)
 [BB+ to BB-]
 GBB+ to BB-H          248,840         251,914          3             123,317        125,535         372,157         2.29
B+ to B-
 (B1 to B3)
 [B+ to B-]
 GB+ to B-H            604,286         634,341          4             149,944        145,743         754,230         4.64
CCC+ to C
 (Caa to C)
 [CCC]
 GCCC+ to C-H           79,909          74,946          5              19,804         22,717          99,713         0.61
CI to D
 [DD]
 GDH                        --              --          6              12,948         11,228          12,948         0.08
                    ----------      ----------                     ----------     ----------      ----------
Total rated
 issues            $11,080,331     $10,982,491                     $1,468,850     $1,471,305     $12,549,181
                    ==========      ==========                     ==========     ==========      ==========

    Issues rate
---------------
S&P/(Moody's)/
  [D&P]/GFitchH   Estimated
   category(1)   fair value
---------------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  GAAA to A-H    $ 8,850,159
BBB+ to BBB-
 (Baa1 to Baa3)
 [BBB+ to BBB-]
 GBBB+ to BBB-H    2,337,213
BB+ to BB-
 (Ba1 to Ba3)
 [BB+ to BB-]
 GBB+ to BB-H        377,449
B+ to B-
 (B1 to B3)
 [B+ to B-]
 GB+ to B-H          780,084
CCC+ to C
 (Caa to C)
 [CCC]
 GCCC+ to C-H         97,663
CI to D
 [DD]
 GDH                  11,228
                  ----------
Total rated
 issues          $12,453,796
                  ==========

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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/D&P/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. A substantial portion of the assets in the NAIC categories were rated by the Company pursuant to applicable NAIC rating guidelines.

(3) At amortized cost.

     SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $1.54 billion at September 30, 1996. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1996, Secured Loans consisted of loans to 331 borrowers spanning 40 industries, with 15% of these assets (at amortized cost) concentrated in financial institutions, 15% concentrated in the leisure industry and 12% concentrated in utilities. No other industry concentration constituted more than 7% of these assets.

     While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The Company's Secured Loans are rated by S&P, Moody's, D&P, Fitch or by the Company or the NAIC, pursuant to comparable statutory ratings guidelines established by the NAIC.

     MORTGAGE LOANS aggregated $1.65 billion at September 30, 1996 and consisted of 648 first mortgage loans with an average loan balance of approximately $2.5 million, collateralized by properties located in 34 states. Approximately 44% of the portfolio was multifamily residential, 20% was retail, 13% was manufactured housing, 5% was industrial, 5% was office and 13% was other types. At September 30, 1996, approximately 24% of the portfolio was secured by properties located in California, 10% by properties located in Texas and no more than 9% of the portfolio was secured by properties located in any other single state. At September 30, 1996, there were 32 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 28% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At September 30, 1996, approximately 17% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 1999. During 1996, 1995 and 1994, loans delinquent more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the portfolio.

     Approximately 29% of the mortgage loans in the portfolio at September 30, 1996 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation or other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP investments totaled $1.07 billion at September 30, 1996, constituting investments in approximately 450 separate partnerships with an average size of approximately $2.4 million. This portfolio includes: (i) $498.5 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 440 separate issuers; (ii) $473.2 million of partnerships that make tax-advantaged investments in affordable housing, currently involving approximately 340 multifamily projects in 39 states; and (iii) $100.2 million of partnerships that invest in mortgage loans and income-producing real estate. At September 30, 1996, $427.0 million of the Company's partnerships was accounted for by using the cost method and $644.9 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated for the affordable housing partnerships by the marketability of the tax credits they generate. The Company believes that these risks are acceptable in light of anticipated partnership returns and the contractual termination provisions contained in the partnership agreements.

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

     The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 86% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1996.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At September 30, 1996, the weighted average life of the Company's investments was approximately 5.2 years and the duration was approximately 3.3.

     As a component of its investment strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At September 30, 1996, the Company had 23 outstanding Swap Agreements with an aggregate notional principal amount of $1.12 billion. These agreements mature in various years through 2002 and have an average remaining maturity of 39 months.

     The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos, Dollar Rolls and Total Return Agreements. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. Total Return Agreements effectively exchange a fixed rate of interest on the notional amount for the coupon income plus or minus the increase or decrease in the fair value of specified non-investment-grade corporate bonds. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

     There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risks associated with Total Return Agreements are the credit risk on the underlying non-investment-grade bonds, the risk of potential loss due to bond market fluctuations and the risk associated with counterparty nonperformance. The primary risk associated with the Company's Dollar Rolls, Reverse Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Total Return Agreements, Dollar Rolls, Reverse Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements typically hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of a Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

     INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $28.7 million at September 30, 1996 (at amortized cost, with a fair value of $25.8 million), including $16.7 million of bonds and notes and $12.0 million of mortgage loans. At September 30, 1996, defaulted investments constituted 0.2% of total invested assets. At September 30, 1995, defaulted investments totaled $61.8 million, including $34.4 million of bonds and notes and $27.4 million of mortgage loans. At September 30, 1995, defaulted investments constituted 0.6% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1996, approximately $5.66 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $177.6 million, while approximately $7.00 billion of the Bond Portfolio had an aggregate unrealized loss of $253.2 million. In addition, $577.5 million remains available to the Company to issue securities under a shelf registration statement filed in October 1996, subsequent to the Company's fiscal year end (see Note 9 of Notes to Consolidated Financial Statements). Further, the Company's investment portfolio currently provides approximately $138.7 million of monthly cash flow from scheduled principal and interest payments.

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

     On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at September 30, 1996, had invested assets with a fair value of $1.05 billion and outstanding senior indebtedness of $573.3 million, comprising all of the Company's outstanding senior indebtedness. Additionally, as of

September 30, 1996, the Parent had three GICs purchased by local government entities which aggregated $239.1 million.

     During June and October 1995, respectively, the Parent purchased the common securities of SunAmerica Capital Trust I and SunAmerica Capital Trust II (the "Grantor Trusts") and issued an aggregate of $245.5 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of preferred securities of the Grantor Trusts (see Note 8 of Notes to Consolidated Financial Statements).

     The Parent's annual debt service with respect to its senior indebtedness, GIC obligations and Debentures totals $98.7 million for fiscal 1997, $118.9 million for fiscal 1998, $227.3 million for fiscal 1999, $92.1 million for fiscal 2000, $101.1 million for fiscal 2001 and $2.12 billion, in the aggregate, thereafter.

     The Parent received dividends from its regulated life insurance subsidiaries of $94.3 million in fiscal 1996, $69.2 million in fiscal 1995 and $43.0 million in fiscal 1994. The Parent also received dividends of $16.0 million in fiscal 1996 and $2.4 million in fiscal 1994 from its other directly owned subsidiaries.

     The Company has transferred to third-party investors certain of its interests in various partnerships that make tax-advantaged affordable housing investments. As part of these transactions, the Parent has agreed to advance monies to support the operations of the underlying housing projects, if required, and has guaranteed that the transferred partnerships will provide, as of the transfer date and under then current tax laws, a specified level of associated tax credits and deductions to the third-party investors. In fiscal 1996 the Company prospectively adopted the accounting provisions of EITF Consensus No. 94-1 for affordable housing investments made after May 1995, the date of the consensus. Accordingly, syndication compensation is recognized in income upon transfer of the partnerships and the remaining income is deferred and amortized over a 15-year period. Previously, a portion of the income was deferred to absorb estimated payments under the guarantees with the remainder recognized in income at the date of transfer. The adoption of the consensus did not have a material effect on net income in fiscal 1996, nor is it expected to materially affect future net income. Based on an evaluation of the underlying housing projects, management does not anticipate any material cash payments with respect to the guarantees.

     The Parent has guaranteed that its life insurance subsidiaries will receive the statutory carrying value of certain invested assets, primarily debt obligations and real estate, aggregating $127.9 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 1997 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information regarding the executive officers of the Company, which is included in Part I on page 10.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the indexes set forth on pages F-1 and S-1 of this report.

EXHIBITS

Exhibit
 No.                                         Description
------   -----------------------------------------------------------------------------------
 2(a)    Stock Purchase Agreement between the Company and The American Road Insurance
          Company, dated as of November 10, 1995, whereby the Company acquired all of the outstanding stock of Ford Life Insurance Company from The American Road Insurance
          Company, a subsidiary of Ford Motor Company, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K, dated and filed on December 12, 1995.
 2(b)    Share Exchange Agreement, dated January 12, 1996, among the Company, Stanford
          Ranch, Inc., and the Stockholders of Stanford Ranch, Inc. named therein, whereby the Company issued shares of its Common Stock in exchange for all of the outstanding shares of common stock of Stanford Ranch, Inc., is incorporated herein by reference to the Company's Notice of 1996 Annual Meeting and Proxy Statement,
          filed January 15, 1996.
 2(c)    Asset Purchase and Sale Agreement between SunAmerica Life Insurance Company and
          John Alden Life Insurance Company, dated as of November 29, 1996.
 2(d)    Stock Purchase Agreement between SunAmerica Life Insurance Company and John Alden
          Financial Corporation, dated as of November 29, 1996, regarding all of the outstanding stock of John Alden Life Insurance Company of New York.
 3(a)    Restated Charter, dated October 2, 1991, is incorporated herein by reference to
          Exhibit 3(a) to the Company's Form 8 dated and filed October 4, 1991, amending the
          Company's Annual Report on Form 10-K for the year ended September 30, 1990, filed
          December 20, 1990.
 3(b)    Articles Supplementary, dated June 24, 1992, which define the rights of the holders of the Company's 9 1/4% Preferred Stock, Series B, are incorporated herein by reference to Exhibit 3(c) to the Company's 1992 Annual Report on Form 10-K, filed
          November 30, 1992.
 3(c)    Amendment to the Company's Restated Articles of Incorporation, dated February 1,
          1993, is incorporated herein by reference to Exhibit 1 to the Company's Form 8-K, filed February 3, 1993.
 3(d)    Articles Supplementary, dated March 9, 1993, which define the rights of the holders of the Company's Series D Mandatory Conversion Premium Dividend Preferred Stock,
          are incorporated herein by reference to Exhibit 3(e) to the Company's Registration
          Statement No. 33-66048 on Form S-4, filed July 22, 1993.
 3(e)    Articles Supplementary, dated August 31, 1993, which define the rights of the holders of the Company's Adjustable Rate Cumulative Preferred Stock, Series C, are
          incorporated herein by reference to Exhibit 3(f) to the Company's 1993 Annual
          Report on Form 10-K, filed December 16, 1993.
 3(f)    Articles of Merger, dated July 30, 1993, between the Company and SunAmerica
          Corporation, are incorporated herein by reference to Exhibit 3(g) to the Company's
          1993 Annual Report on Form 10-K, filed December 16, 1993.
 3(g)    Articles Supplementary, dated January 27, 1995, which define the reacquisition of the Company's Series A Mandatory Conversion Premium Dividend Preferred Stock, are
          incorporated herein by reference to Exhibit 3(g) to the Company's 1995 Annual
          Report on Form 10-K, filed November 29, 1995.
 3(h)    Articles Supplementary, dated October 30, 1995, which define the rights of the holders of the Company's Series E Mandatory Conversion Premium Dividend Preferred
          Stock, are incorporated herein by reference to Exhibit 3(h) to the Company's
          Annual Report on Form 10-K, filed November 29, 1995.

Exhibit
 No.                                         Description
------   -----------------------------------------------------------------------------------
 3(i)    Articles of Amendment, dated October 30, 1995, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K, filed November 29,
          1995.
 3(j)    Articles of Amendment, dated June 7, 1996.
 3(k)    Bylaws, as amended and restated on November 8, 1996.
 4(a)    Restated Charter, dated October 3, 1991. See Exhibit 3(a).
 4(b)    Bylaws, as amended and restated on November 8, 1996. See Exhibit 3(k).
 4(c)    Articles Supplementary, dated June 24, 1992. See Exhibit 3(b).
 4(d)    Articles Supplementary, dated March 9, 1993. See Exhibit 3(d).
 4(e)    Articles Supplementary, dated August 31, 1993. See Exhibit 3(e).
 4(f)    Form of Subordinated Indenture, dated as of October 28, 1996, between the Company and The First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement No. 333-14201 on
          Form S-3, filed October 16, 1996.
 4(g)    Senior Indenture, dated as of April 15, 1993, between the Company and The First
          National Bank of Chicago, as Trustee, defining the rights of the holders of the
          Company's 8 1/8% Debentures due April 28, 2023 and certain other debt securities of the Company, is incorporated herein by reference to Exhibit 4(h) to the
          Company's 1993 Annual Report on Form 10-K, filed December 16, 1993.
 4(h)    Supplemental Indenture, dated as of June 28, 1993, supplementing the Senior
          Indenture, dated as of April 15, 1993, is incorporated herein by reference to
          Exhibit 4.2 to the Company's Registration Statement No. 333-14201 on Form S-3,
          filed October 16, 1996.
 4(i)    Supplemental Indenture, dated October 28, 1996, supplementing the Senior Indenture, dated as of April 15, 1993, as amended by the Supplemental Indenture, dated as of
          June 28, 1993, between the Company and The First National Bank of Chicago, as
          Trustee, is incorporated herein by reference to Exhibit 4.7 to the Company's
          Current Report on Form 8-K, filed November 6, 1996.
 4(j)    Junior Subordinated Indenture, dated as of March 15, 1995, as supplemented by the
          First Supplemental Indenture, dated as of March 15, 1995, defining the rights of the holders of the Company's 9.95% Junior Subordinated Debentures, Series A, due
          2044, between the Company and The First National Bank of Chicago, is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement No.
          33-62405 on Form S-3, filed September 6, 1995.
 4(k)    Form of Second Supplemental Indenture, dated October 11, 1995, to the Junior
          Subordinated Indenture dated as of March 15, 1995, defining the rights of the holders of the Company's 8.35% Junior Subordinated Debentures due 2044, between the Company and The First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.12 to the Company's Registration Statement No.
          33-64205 on Form S-3, filed September 6, 1995.
 4(l)    Supplemental Indenture, dated October 28, 1996, supplementing the Junior
          Subordinated Indenture, dated as of March 15, 1995, between the Company and The
          First National Bank of Chicago, as Trustee, is incorporated herein by reference to
          Exhibit 4.8 to the Company's Current Report on Form 8-K, filed November 6, 1996.
 4(m)    Fourth Supplemental Indenture, dated November 13, 1996, to the Junior Subordinated
          Indenture, dated as of March 15, 1995, defining the rights of the holders of the
          Company's 8.30% Junior Subordinated Debentures due 2045, between the Company and
          The First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.16 to the Company's Current Report on Form 8-K, filed
          November 12, 1996.
 4(n)    Purchase Contract Agreement, dated November 6, 1996, between the Company and The
          Bank of New York, as Purchase Contract Agent (including Form of Security
          Certificate), is incorporated hereby by reference to Exhibit 4.3 to the Company's
          Current Report on Form 8-K, filed November 6, 1996.

Exhibit
 No.                                         Description
------   -----------------------------------------------------------------------------------
 4(o)    Pledge Agreement, dated November 6, 1996, among the Company, The First National
          Bank of Chicago, as Collateral Agent, and The Bank of New York, as Purchase
          Contract Agent, is incorporated herein by reference to Exhibit 4.4 to the
          Company's Current Report on Form 8-K, filed November 6, 1996.
 4(p)    Prepaid Securities Indenture, dated November 1, 1996, between the Company and The
          Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed November 6, 1996.
 4(q)    Supplemental Indenture, dated November 6, 1996, to the Prepaid Securities Indenture
          (including Form of Certificate for the Prepaid Securities), is incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, filed
          November 6, 1996.
 4(r)    Tri-Party Agreement, dated as of July 1, 1993, among The First National Bank of
          Chicago, Bank of America, NT & SA and the Company, appointing The First National
          Bank of Chicago as Successor Trustee to Bank of America NT & SA for the Company's
          9% Notes due January 15, 1995 and 9.95% Debentures due February 1, 2012, is
          incorporated herein by reference to Exhibit 4(i) to the Company's 1993 Annual
          Report on Form 10-K, filed December 16, 1993.
 4(s)    Form of Amended and Restated Declaration of Trust of SunAmerica Capital Trust I,
          dated as of June 6, 1995, among the Company and the Trustees of the Trust, is incorporated herein by reference to Exhibit 4.5 to the Company's Registration
          Statement Nos. 33-56961 and 33-56961-01 on Form S-4, filed April 12, 1995.
 4(t)    Form of Amended and Restated Declaration of Trust of SunAmerica Capital Trust II,
          dated as of October 11, 1995, among the Company and the Trustees of the Trust, is incorporated herein by reference to Exhibit 4.10 to the Company's Registration
          Statement Nos. 33-62405 and 33-62405-01 on Form S-3, filed September 6, 1995.
 4(u)    Amended and Restated Declaration of Trust of SunAmerica Capital Trust III, dated as of November 13, 1996, among the Company and Trustees of the Trust, is incorporated herein by reference to Exhibit 4.13 to the Company's Current Report on Form 8-K,
          filed November 12, 1996.
 4(v)    Form of Guarantee Agreement, dated June 6, 1995, between the Company and the Bank of New York, as Trustee, relating to the Preferred Securities of SunAmerica
          Capital Trust I, is incorporated herein by reference to Exhibit 4.8 to the
          Company's Registration Statement Nos. 33-56961 and 33-56961-01 on Form S-4, filed
          April 12, 1995.
 4(w)    Form of Guarantee Agreement, dated October 11, 1995, between the Company and The
          Bank of New York, as Trustee, relating to the Preferred Securities of SunAmerica
          Capital Trust II, is incorporated herein by reference to Exhibit 4.14 to the
          Company's Registration Statement Nos. 33-62405 and 33-62405-01 on Form S-3, filed
          September 6, 1995.
 4(x)    Form of Guarantee Agreement, dated November 13, 1996, between the Company and The
          Bank of New York, as Trustee, relating to the Preferred Securities of SunAmerica
          Capital Trust III, is incorporated herein by reference to Exhibit 4.19 of the
          Company's Registration Statement Nos. 333-14201 and 333-14201-01 on Form S-3,
          filed October 16, 1996.
10(a)    Amended and Restated Employment Agreement, dated March 21, 1996, between the
          Company and Gary W. Krat, amending the Employment Agreement, dated July 30, 1992, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly
          Report on Form 10-Q, for the quarter ended March 31, 1996, filed May 13, 1996.
10(b)    Employment Agreement, dated July 14, 1992, between the Company and Michael L.
          Fowler, is incorporated herein by reference to Exhibit 10(f) to the Company's 1992
          Annual Report on Form 10-K, filed November 30, 1992.
10(c)    Employment Agreement, dated April 17, 1995, between the Company and Joseph M.
          Tumbler, is incorporated herein by reference to Exhibit 10(a) to the Company's
          Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed August
          14, 1995.
10(d)    Employment Agreement, dated April 27, 1995, between the Company and Jay S. Wintrob, is incorporated herein by reference to Exhibit 10(b) to the Company's Quarterly
          Report on Form 10-Q, for the quarter ended June 30, 1995, filed August 14, 1995.

Exhibit
 No.                                         Description
------   -----------------------------------------------------------------------------------
10(e)    1988 Employee Stock Plan is incorporated herein by reference to Exhibit B to the
          Company's and Kaufman and Broad Home Corporation's Notice of and Joint Proxy
          Statement for Special Meeting of Shareholders held on February 21, 1989, filed
          January 24, 1989.
10(f)    Amended and Restated 1978 Employee Stock Option Program, is incorporated herein by reference to Appendix A to the Company's Notice of 1987 Annual Meeting of
          Shareholder's and Proxy Statement, filed March 24, 1987.
10(g)    Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit
          10(1) to the Company's 1985 Annual Report on Form 10-K, filed February 27, 1986.
10(h)    1987 Restricted Stock Plan is incorporated herein by reference to Appendix A to the
          Company's Notice of 1988 Annual Meeting of Shareholders and Proxy Statement, filed
          March 22, 1988.
10(i)    Executive Deferred Compensation Plan, dated as of October 1, 1989, is incorporated herein by reference to Exhibit 10(h) to the Company's 1994 Annual Report on Form
          10-K, filed December 1, 1994.
10(j)    SunAmerica Supplemental Deferral Plan is incorporated herein by reference to
          Exhibit 10(m) to the Company's 1989 Annual Report on Form 10-K, filed December 20,
          1989.
10(k)    Long-Term Performance-Based Incentive Plan is incorporated herein by reference to
          Appendix A to the Company's Notice of 1994 Annual Meeting of Shareholders and
          Proxy Statement, filed December 21, 1993.
10(l)    Performance Incentive Compensation Plan is incorporated herein by reference to the
          Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement, filed
          December 1, 1994.
10(m)    1995 Performance Stock Plan is incorporated herein by reference to Appendix A to the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement,
          filed December 1, 1994.
10(n)    Registered Representatives' Deferred Compensation Plan is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement No. 333-10523 on
          Form S-3, filed August 20, 1996.
10(o)    Deferred Compensation Agreement is incorporated herein by reference to Exhibit 4.2 of the Company's Registration No. 333-10523 on Form S-3, filed August 20, 1996.
10(p)    Amendment to Performance Incentive Compensation Plan is incorporated herein by reference to the Company's Notice of 1996 Annual Meeting of Shareholders and Proxy
          Statement, filed January 15, 1996.
10(q)    $250,000,000 Credit Agreement, dated as of October 27, 1996, among the Company and
          SunAmerica Financial, Inc. as Borrowers and Citibank, N.A. as Agent for the banks named therein, is incorporated herein by reference to Exhibit 10 to the Company's
          Quarterly Report on Form 10-Q, for the quarter ended December 31, 1995, filed
          February 13, 1996.
10(r)    List of Executive Compensation Plans and Arrangements.
11       Statement re Computation of per-share earnings.
12(a)    Statement re Computation of ratio of earnings to fixed charges.
12(b)    Statement re Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
21       Subsidiaries of the Company.
23       Consent of Independent Accountants.
27       Financial Data Schedule.

REPORTS ON FORM 8-K

     On July 25, 1996, the Company filed a Current Report on Form 8-K announcing its third quarter 1996 earnings and its financial position at June 30, 1996.

     On November 6, 1996, the Company filed a Current Report on Form 8-K to file exhibits in connection with the issuance of its Premium Equity Redemption Cumulative Security Units and its 6.20% Notes due October 31, 1999 (Series I and Series II) pursuant to the Company's Registration Statement on Form S-3 (File No. 333-14201).

     On November 12, 1996, the Company filed a Current Report on Form 8-K announcing its fourth quarter 1996 earnings and its financial position at September 30, 1996.

     On November 12, 1996, the Company filed a Current Report on Form 8-K to file exhibits in connection with the issuance by SunAmerica Capital Trust III (the "Trust") of its 8.30% Trust Originated Preferred Securities pursuant to Registration Nos. 333-14201 and 333-14201-01 filed by the Company and the Trust.

     On November 14, 1996, the Company filed a Current Report on Form 8-K to announce that it had signed an exclusive letter of intent regarding the acquisition of John Alden Financial Corporation's annuity operations by SunAmerica Life Insurance Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUNAMERICA INC.

Date:       December 10, 1996                     By:          SCOTT L. ROBINSON
     --------------------------------                 ------------------------------------
                                                               Scott L. Robinson
                                                      Senior Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature                                Title                      Date
              ----------                                -----                      ----
               ELI BROAD                   Chairman, President and Chief    December 10, 1996
----------------------------------------    Executive Officer (Principal
               Eli Broad                    Executive Officer)


            JAMES R. BELARDI               Executive Vice President         December 10, 1996
----------------------------------------    (Principal Financial Officer)
            James R. Belardi


           SCOTT L. ROBINSON               Senior Vice President and        December 10, 1996
----------------------------------------    Controller (Principal
           Scott L. Robinson                Accounting Officer)


                                           Director                         December   , 1996
----------------------------------------
          William F. Aldinger


           RONALD J. ARNAULT               Director                         December 10, 1996
----------------------------------------
           Ronald J. Arnault


         KAREN HASTIE-WILLIAMS             Director                         December 10, 1996
----------------------------------------
         Karen Hastie-Williams


            DAVID O. MAXWELL               Director                         December 10, 1996
----------------------------------------
            David O. Maxwell


              BARRY MUNITZ                 Director                         December 10, 1996
----------------------------------------
              Barry Munitz


             LESTER POLLACK                Director                         December 10, 1996
----------------------------------------
             Lester Pollack


           CARL E. REICHARDT               Director                         December 10, 1996
----------------------------------------
           Carl E. Reichardt


            RICHARD D. ROHR                Director                         December 10, 1996
----------------------------------------
            Richard D. Rohr


          SANFORD C. SIGOLOFF              Director                         December 10, 1996
----------------------------------------
          Sanford C. Sigoloff


           HAROLD M. WILLIAMS              Director                         December 10, 1996
----------------------------------------
           Harold M. Williams

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                               Page(s)
                                                                          -----------------
Report of Independent Accountants.......................................         F-2
Consolidated Balance Sheet as of September 30, 1996 and 1995............         F-3
Consolidated Income Statement for the years ended September 30, 1996,
  1995 and 1994.........................................................         F-4
Consolidated Statement of Cash Flows for the years ended September 30,
  1996, 1995 and 1994...................................................   F-5 through F-6
Notes to Consolidated Financial Statements..............................  F-7 through F-27

     Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SunAmerica Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and statement of cash flows present fairly, in all material respects, the financial position of SunAmerica Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994.

Price Waterhouse LLP
Los Angeles, California
November 8, 1996, except as to
Note 13 which is as of
November 29, 1996

                                SUNAMERICA INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                   September 30,
                                                                            ---------------------------
                                                                               1996            1995
                                                                            -----------     -----------
                                                                                  (In thousands)
ASSETS
Investments:
  Cash and short-term investments.........................................  $   529,363     $   855,350
  Bonds, notes and redeemable preferred stocks:
     Available for sale, at fair value (amortized cost: 1996,
     $12,657,620,000; 1995, $6,615,620,000)...............................   12,582,024       6,584,488
     Held for investment, at amortized cost (fair value: 1995,
     $736,835,000)........................................................           --         718,283
  Mortgage loans..........................................................    1,652,257       1,543,285
  Common stocks, at fair value (cost: 1996, $44,871,000; 1995,
     $21,403,000).........................................................       81,385          39,906
  Partnerships............................................................    1,071,857         774,417
  Real estate.............................................................      105,321         105,637
  Other invested assets...................................................      177,577         187,593
                                                                            -----------     -----------
  Total investments.......................................................   16,199,784      10,808,959
Variable annuity assets...................................................    6,380,458       5,263,006
Accrued investment income.................................................      186,803          95,038
Deferred acquisition costs................................................      782,300         526,415
Other assets..............................................................      177,476         150,749
                                                                            -----------     -----------
TOTAL ASSETS..............................................................  $23,726,821     $16,844,167
                                                                            ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts....................................  $ 9,654,674     $ 4,862,250
  Reserves for guaranteed investment contracts............................    4,169,028       3,607,192
  Trust deposits..........................................................      436,048         426,595
  Payable to brokers for purchases of securities..........................       42,518         473,728
  Income taxes currently payable..........................................       18,436           2,465
  Other liabilities.......................................................      428,718         271,540
                                                                            -----------     -----------
  Total reserves, payables and accrued liabilities........................   14,749,422       9,643,770
                                                                            -----------     -----------
Variable annuity liabilities..............................................    6,380,458       5,263,006
                                                                            -----------     -----------
Long-term notes and debentures............................................      573,335         524,835
                                                                            -----------     -----------
Deferred income taxes.....................................................      125,417         146,847
                                                                            -----------     -----------
Company-obligated mandatorily redeemable preferred securities of subsidiary grantor trusts whose sole assets are junior subordinated
 debentures of the Company................................................      237,631          52,631
                                                                            -----------     -----------
Shareholders' equity:
  Preferred Stock.........................................................      384,549         321,642
  Nontransferable Class B Stock...........................................       10,848          10,240
  Common Stock............................................................      108,604          44,175
  Additional paid-in capital..............................................      304,295         185,211
  Retained earnings.......................................................      869,215         656,509
  Net unrealized losses on debt and equity securities available for
   sale...................................................................      (16,953)         (4,699)
                                                                            -----------     -----------
  Total shareholders' equity..............................................    1,660,558       1,213,078
                                                                            -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................  $23,726,821     $16,844,167
                                                                            ===========     ===========

See accompanying notes

                                SUNAMERICA INC.

                         CONSOLIDATED INCOME STATEMENT

                                                                 Years ended September 30,
                                                           --------------------------------------
                                                              1996          1995          1994
                                                           ----------    ----------    ----------
                                                                       (In thousands,
                                                           except per-share amounts)
Investment income.......................................   $1,254,288    $  905,802    $  758,150
                                                            ---------     ---------     ---------
Interest expense on:
  Fixed annuity contracts...............................     (410,269)     (258,730)     (254,464)
  Guaranteed investment contracts.......................     (252,027)     (213,340)     (150,424)
  Trust deposits........................................       (9,968)      (10,519)       (8,516)
  Senior indebtedness...................................      (69,033)      (55,985)      (50,292)
                                                            ---------     ---------     ---------
  Total interest expense................................     (741,297)     (538,574)     (463,696)
                                                            ---------     ---------     ---------
Dividends paid on preferred securities of grantor
  trusts................................................      (20,235)       (1,673)           --
                                                            ---------     ---------     ---------
NET INVESTMENT INCOME...................................      492,756       365,555       294,454
                                                            ---------     ---------     ---------
NET REALIZED INVESTMENT LOSSES..........................      (30,314)      (33,012)      (21,124)
                                                            ---------     ---------     ---------
Fee income:
  Variable annuity fees.................................      104,661        84,583        79,483
  Net retained commissions..............................       49,824        33,715        29,880
  Asset management fees.................................       25,413        26,935        31,302
  Loan servicing fees...................................       23,846        19,792            --
  Trust fees............................................       16,684        15,394        11,942
                                                            ---------     ---------     ---------
TOTAL FEE INCOME........................................      220,428       180,419       152,607
                                                            ---------     ---------     ---------
Other income and expenses:
  Surrender charges.....................................       22,086        11,885        10,716
  General and administrative expenses...................     (212,701)     (166,540)     (132,743)
  Amortization of deferred acquisition costs............     (108,176)      (86,107)      (69,253)
  Other, net............................................        7,948         7,406         5,344
                                                            ---------     ---------     ---------
TOTAL OTHER INCOME AND EXPENSES.........................     (290,843)     (233,356)     (185,936)
                                                            ---------     ---------     ---------
PRETAX INCOME...........................................      392,027       279,606       240,001
Income tax expense......................................     (117,600)      (85,400)      (74,700)
                                                            ---------     ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES.......................................      274,427       194,206       165,301
Cumulative effect of change in accounting for
  income taxes..........................................           --            --       (33,500)
                                                            ---------     ---------     ---------
NET INCOME..............................................   $  274,427    $  194,206    $  131,801
                                                            =========     =========     =========
EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INCOME TAXES........................   $     1.95    $     1.42    $     1.19
  Cumulative effect of change in accounting for
     income taxes.......................................           --            --         (0.27)
                                                            ---------     ---------     ---------
  NET INCOME............................................   $     1.95    $     1.42    $     0.92
                                                            =========     =========     =========
NET EARNINGS APPLICABLE TO COMMON STOCK (used in the
  computation of earnings per share)....................   $  262,895    $  179,223    $  115,381
                                                            =========     =========     =========
AVERAGE SHARES OUTSTANDING..............................      134,587       126,228       124,830
                                                            =========     =========     =========

See accompanying notes

                                SUNAMERICA INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Years ended September 30,
                                                      ------------------------------------------
                                                          1996           1995           1994
                                                      ------------    -----------    -----------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................   $    274,427    $   194,206    $   131,801
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Interest credited to:
     Fixed annuity contracts.......................        410,269        258,730        254,464
     Guaranteed investment contracts...............        252,027        213,340        150,424
     Trust deposits................................          9,968         10,519          8,516
  Net realized investment losses...................         30,314         33,012         21,124
  Accretion of net discounts on investments........        (28,610)       (33,756)        (5,612)
  Provision for deferred income taxes..............         (3,457)        (5,834)        78,285
  Cumulative effect of change in accounting for
   income taxes....................................             --             --         33,500
Change in:
  Accrued investment income........................        (10,347)        10,648            209
  Deferred acquisition costs.......................        (50,495)       (24,741)       (20,357)
  Other assets.....................................        (18,958)        (4,731)           365
  Income taxes currently payable...................         19,052         52,433        (61,211)
  Other liabilities................................         38,275         25,523        (22,410)
Other, net.........................................         15,721         12,674          4,121
                                                        ----------     ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........        938,186        742,023        573,219
                                                        ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
  Bonds, notes and redeemable preferred stocks.....    (11,476,827)    (6,852,129)    (6,739,406)
  Mortgage loans...................................       (320,748)      (250,547)      (333,384)
  Partnerships.....................................       (712,749)      (410,299)      (406,171)
  Other investments, excluding short-term
   investments.....................................       (132,711)       (92,516)      (143,279)
  Net assets of Imperial Premium Finance, Inc......             --       (442,804)            --
  Net assets of CalFarm Life Insurance Company.....       (168,665)            --             --
  Net assets of Ford Life Insurance Company........          6,677             --             --
  Annuity contracts from The Central National Life
     Insurance Company of Omaha....................        224,778             --             --
Sales of:
  Bonds, notes and redeemable preferred stocks.....      7,490,441      4,498,853      4,317,279
  Partnerships.....................................        318,303        165,710        146,568
  Other investments, excluding short-term
   investments.....................................         63,556         71,442         92,183
Redemptions and maturities of:
  Bonds, notes and redeemable preferred stocks.....      2,891,448      2,134,509      1,463,932
  Mortgage loans...................................        199,564        107,102        157,304
  Partnerships.....................................        183,014        104,734        230,106
  Other investments, excluding short-term
   investments.....................................         50,819         53,928         83,201
                                                        ----------     ----------     ----------
NET CASH USED BY INVESTING ACTIVITIES..............     (1,383,100)      (912,017)    (1,131,667)
                                                        ----------     ----------     ----------

                                SUNAMERICA INC.

                                                              Years ended September 30,
                                                          1996           1995           1994
                                                       ----------     ----------     ----------
                                                                    (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends to shareholders.........   $    (61,721)   $   (50,268)   $   (50,830)
Premium receipts on:
  Fixed annuity contracts..........................        993,376        944,742        230,037
  Guaranteed investment contracts..................      1,019,275      1,766,629      1,038,699
Net exchanges to (from) the fixed accounts of
 variable annuity contracts........................       (260,635)        10,388        (30,929)
Receipts of trust deposits.........................        454,237        447,398        319,318
Withdrawal payments on:
  Fixed annuity contracts..........................       (786,724)      (690,292)      (693,618)
  Guaranteed investment contracts..................       (708,743)    (1,156,299)      (621,706)
  Trust deposits...................................       (454,718)      (473,611)      (264,500)
Claims and annuity payments on fixed annuity
 contracts.........................................       (232,361)      (178,487)      (176,136)
Net proceeds from issuances of long-term notes and
 debentures........................................         47,478         51,675         91,711
Net repayments of other senior indebtedness........             --        (28,662)       (98,489)
Net repayments of other short-term financings......       (310,560)      (187,251)      (413,523)
Net proceeds from issuance of preferred securities
 of a subsidiary grantor trust.....................        179,476             --             --
Net proceeds from issuance of Series E Preferred
 Stock.............................................        240,547             --             --
                                                        ----------     ----------     ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES...        118,927        455,962       (669,966)
                                                        ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
 INVESTMENTS.......................................       (325,987)       285,968     (1,228,414)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF
 PERIOD............................................        855,350        569,382      1,797,796
                                                        ----------     ----------     ----------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD...   $    529,363    $   855,350    $   569,382
                                                        ==========     ==========     ==========
Supplemental cash flow information:
  Interest paid on indebtedness....................   $     66,037    $    54,899    $    56,169
                                                        ==========     ==========     ==========
  Income taxes paid, net of refunds received.......   $    102,005    $    38,801    $    57,626
                                                        ==========     ==========     ==========
Non-cash financing activity:
  Exchange of 2,105,235 shares of 9 1/4% Series B
   Preferred Stock for preferred securities of a
   subsidiary grantor trust........................   $         --    $    52,631    $        --
                                                        ==========     ==========     ==========

See accompanying notes

                                SUNAMERICA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     SunAmerica Inc. (the "Company") conducts its business through five segments: annuity operations, asset management, retirement trust services, broker-dealer operations and premium financing. Annuity operations, which include the sale and administration of fixed and variable annuities and guaranteed investment contracts, are conducted through the Company's six life insurance subsidiaries: SunAmerica Life Insurance Company, Anchor National Life Insurance Company, Ford Life Insurance Company ("Ford Life"), CalFarm Life Insurance Company ("CalFarm"), First SunAmerica Life Insurance Company and SunAmerica National Life Insurance Company. Asset management, which includes the sale and management of mutual funds, is conducted by SunAmerica Asset Management Corp. Retirement trust services are provided by Resources Trust Company and include custodial and administrative services for self-directed retirement plans. Broker-dealer operations include the sale of securities and financial services products, and are conducted by the Company's three broker-dealer subsidiaries: Royal Alliance Associates, Inc., SunAmerica Securities, Inc. and Advantage Capital Corporation. Premium financing is provided by Imperial Premium Finance, Inc. and involves the origination and servicing of short-term premium finance loans.

     The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company's financial products is influenced by many factors, including general market rates of interest, strength, weakness and volatility of equity markets, and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risk. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets managed in mutual funds and held in separate accounts.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     On August 30, 1996, the Company paid a two-for-one stock split and on November 10, 1995, the Company paid a three-for-two stock split (the "Stock Splits"). The Stock Splits were effected in the form of stock dividends on the Company's Common Stock and Nontransferable Class B Stock. The par value of the shares paid in connection with the Stock Splits was charged to Additional Paid-In Capital in the balance sheet. Per-share amounts, shares outstanding, average shares outstanding, stock option plan data and related prices have been restated, for all periods presented, to reflect the Stock Splits.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-

                                SUNAMERICA INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Based Compensation" ("FAS 123"). The Company expects to continue to apply Accounting Principles Board Opinion No. 25 for measurement of stock compensation and will provide the disclosure required by FAS 123 beginning in fiscal 1997. The adoption of FAS 123 is not expected to have a material effect on the Company's operating results.

     In fiscal 1996, the Company prospectively adopted the provisions of Emerging Issues Task Force Consensus No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects" ("EITF 94-1"), for purchase and sale transactions made after May 1995, the date of the consensus. The adoption of the consensus did not have a material effect on net income for 1996, nor is it expected to materially affect future operating results.

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the cumulative effect of this change in accounting for income taxes was recorded on October 1, 1993 to increase the liability for Deferred Income Taxes by $33,500,000.

     INVESTMENTS. Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

     Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to shareholders' equity. Bonds, notes and redeemable preferred stocks held for investment (the "Held for Investment Portfolio") are carried at amortized cost. On December 1, 1995, the Company reassessed the appropriateness of classifying a portion of its portfolio of bonds, notes and redeemable preferred stocks as held for investment. This reassessment was made pursuant to the provisions of "Special Report: A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board in November 1995. As a result of its reassessment, the Company reclassified all of its Held for Investment Portfolio as available for sale. At December 1, 1995, the amortized cost of the Held for Investment Portfolio aggregated $701,512,000 and its fair value was $723,423,000. Upon reclassification, the resulting net unrealized gain of $21,911,000 was credited to Net Unrealized Losses on Debt and Equity Securities Available for Sale in the shareholders' equity section of the balance sheet.

     Bonds, notes and redeemable preferred stocks are reduced to estimated net realizable value when necessary for declines in value considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependent upon future events.

     Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Real estate is carried at the lower of cost or fair value.

     Partnerships are accounted for by using the equity method if the Company exercises significant influence over their operating affairs; otherwise, the cost method is used. For partnerships that invest in tax-advantaged affordable housing units, interest is capitalized during construction. The Company invests in such partnerships principally with the intent to syndicate them to third-party investors once construction of the underlying projects is completed. With the adoption of EITF 94-1 in 1996, investments in such partnerships are accounted for by using the equity method and sales of such partnerships are accounted for as sales of real estate. Because the Company provides certain operating and yield guarantees to the buyers, the gain realized upon sale is deferred, after recognition of syndication compensation, and amortized over a 15-year period. Previously, gains, net of amounts

                                SUNAMERICA INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) deferred to cover estimated obligations under the guarantees, were recognized upon sale. Syndication compensation, imputed interest and amortization of deferred gains are included in Investment Income in the income statement.

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

     As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized losses on debt and equity securities available for sale that is credited or charged directly to shareholders' equity. Deferred Acquisition Costs have been increased by $13,000,000 at September 30, 1996 and $5,400,000 at September 30, 1995 for this adjustment.

     VARIABLE ANNUITY ASSETS AND LIABILITIES. The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

     GOODWILL. Goodwill, amounting to $53,462,000 at September 30, 1996, is amortized by using the straight-line method over periods ranging from 25 to 40 years and is included in Other Assets in the balance sheet.

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

                                SUNAMERICA INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     FEE INCOME. Variable annuity fees, asset management fees and trust fees are recorded in income as earned. Net retained commissions are recognized as income on a trade date basis. Loan servicing fees are recognized as income ratably over the life of the serviced loans and include the difference between the loan yield and the rate earned by the purchasers of the loans.

     EARNINGS PER SHARE. The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options and convertible preferred stock, which includes the Series A, D and E Depositary Shares issued in October 1991, March 1993 and November 1995, respectively. Common stock equivalents are included in the computation only if their effect is dilutive. Net Earnings Applicable to Common Stock are reduced by preferred stock dividend requirements, which amounted to $11,532,000 in 1996, $14,983,000 in 1995 and $16,420,000 in 1994.
These preferred stock dividend requirements do not include dividends paid on the convertible issues, which amounted to $15,528,000 in 1996, $13,907,000 in 1995 and $21,140,000 in 1994.

                                SUNAMERICA INC.

NOTE 3 -- ACQUISITIONS

     On December 29, 1995, the Company completed the acquisition of all of the outstanding stock of CalFarm Life for a cash purchase price of $120,000,000. The Company acquired assets having an aggregate fair value of $737,028,000, composed primarily of invested assets totaling $722,461,000. Liabilities assumed in this acquisition totaled $650,186,000, including $645,814,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $29,828,000 at September 30, 1996, is included in Deferred Acquisition Costs in the balance sheet, and is being amortized, with interest, over the estimated lives of the assumed annuity contracts in proportion to the present value of estimated future profits.

     On February 29, 1996, the Company completed the acquisition of all of the outstanding stock of Ford Life for a cash purchase price of $172,500,000. The Company acquired assets having an aggregate fair value of $3,146,072,000, composed primarily of invested assets totaling $3,097,152,000. Liabilities assumed in this acquisition totaled $3,098,396,000, including $3,059,255,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $115,654,000 at September 30, 1996, is included in Deferred Acquisition Costs in the balance sheet, and is being amortized, with interest, over the estimated lives of the assumed annuity contracts in proportion to the present value of estimated future profits.

     On April 1, 1996, the Company completed the acquisition of a $958,962,000 block of annuity contracts (the "Central National Annuity Contracts") from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp. As part of this acquisition, the Company acquired assets having an aggregate fair value of $919,154,000, composed primarily of invested assets totaling $908,755,000. An amount equal to the excess of the fair value of the annuity reserves assumed over the fair value of the assets acquired, amounting to $35,797,000 at September 30, 1996, is included in Deferred Acquisition Costs in the balance sheet, and is being amortized, with interest, over the estimated lives of the assumed annuity contracts in proportion to the present value of estimated future profits.

     These acquisitions have been accounted for by using the purchase method of accounting. Accordingly, the income statement includes the results of CalFarm's operations for only the period from January 1, 1996 through September 30, 1996; Ford Life's operations for only the period from March 1, 1996 through September 30, 1996; and the operations associated with the Central National Annuity Contracts for only the period from April 1, 1996 through September 30, 1996. On a pro forma (unaudited) basis, assuming these acquisitions occurred on October 1, 1993, the beginning of the earliest period presented, revenues (investment income, net realized investment losses and fee income) would have been $1,577,225,000, $1,335,287,000 and $1,113,013,000, and income before cumulative effect of change in accounting for income taxes would have been $285,391,000 ($2.03 per share), $210,876,000 ($1.55 per share) and $192,008,000 ($1.41 per share) for the years ended September 30, 1996, 1995 and 1994, respectively. Pro forma revenues and operating results for the year ended September 30, 1995 include $23,279,000 of net realized investment losses incurred by Ford Life.

     The excess purchase price attributable to each of the above acquisitions is substantially less than a computation of the present value of estimated future profits discounted at the applicable current average crediting rate.

                                SUNAMERICA INC.

NOTE 4 -- INVESTMENTS

     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:

                                                                                    Estimated
                                                                     Amortized        fair
                                                                       cost           value
                                                                    -----------    -----------
                                                                          (In thousands)
AT SEPTEMBER 30, 1996:
  AVAILABLE FOR SALE:
  Securities of the United States Government.....................   $ 1,067,498    $ 1,046,134
  Mortgage-backed securities.....................................     4,519,643      4,458,171
  Securities of public utilities.................................       216,619        211,578
  Corporate bonds and notes......................................     5,540,279      5,536,192
  Redeemable preferred stocks....................................       108,438        128,228
  Other debt securities..........................................     1,205,143      1,201,721
                                                                    -----------    -----------
  Total available for sale.......................................   $12,657,620    $12,582,024
                                                                    ===========    ===========
AT SEPTEMBER 30, 1995:
  AVAILABLE FOR SALE:
  Securities of the United States Government.....................   $   665,412    $   670,174
  Mortgage-backed securities.....................................     3,905,100      3,858,037
  Securities of public utilities.................................        12,615         13,038
  Corporate bonds and notes......................................     1,688,254      1,682,289
  Redeemable preferred stocks....................................        34,084         45,744
  Other debt securities..........................................       310,155        315,206
                                                                    -----------    -----------
  Total available for sale.......................................   $ 6,615,620    $ 6,584,488
                                                                    ===========    ===========
  HELD FOR INVESTMENT:
  Securities of the United States Government.....................   $    83,423    $    84,356
  Mortgage-backed securities.....................................       182,404        184,076
  Securities of public utilities.................................         9,492          9,593
  Corporate bonds and notes......................................       403,362        419,208
  Other debt securities..........................................        39,602         39,602
                                                                    -----------    -----------
  Total held for investment......................................   $   718,283    $   736,835
                                                                    ===========    ===========

     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by contractual maturity, as of September 30, 1996, follow:

                                                                                   Estimated
                                                                     Amortized       fair
                                                                       cost          value
                                                                    -----------   -----------
                                                                         (In thousands)
AVAILABLE FOR SALE:
Due in one year or less...........................................  $   266,227   $   267,294
Due after one year through five years.............................    3,338,442     3,309,392
Due after five years through ten years............................    2,674,729     2,677,578
Due after ten years...............................................    1,858,579     1,869,589
Mortgage-backed securities........................................    4,519,643     4,458,171
                                                                     ----------    ----------
Total available for sale..........................................  $12,657,620   $12,582,024
                                                                     ==========    ==========

     Actual maturities of bonds, notes and redeemable preferred stocks will differ from those shown above due to prepayments and redemptions.

                                SUNAMERICA INC.

NOTE 4 -- INVESTMENTS (CONTINUED)
     Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:

                                                                         Gross       Gross
                                                                        unrealized unrealized
                                                                         gains      losses
                                                                        --------   ---------
                                                                        (In thousands)
AT SEPTEMBER 30, 1996:
  AVAILABLE FOR SALE:
  Securities of the United States Government..........................  $    542   $ (21,906)
  Mortgage-backed securities..........................................    46,677    (108,149)
  Securities of public utilities......................................       176      (5,217)
  Corporate bonds and notes...........................................    96,238    (100,325)
  Redeemable preferred stocks.........................................    27,455      (7,665)
  Other debt securities...............................................     6,530      (9,952)
                                                                        ---------- ----------
  Total available for sale............................................  $177,618   $(253,214)
                                                                        ========== ==========
AT SEPTEMBER 30, 1995:
  AVAILABLE FOR SALE:
  Securities of the United States Government..........................  $  6,010   $  (1,248)
  Mortgage-backed securities..........................................    62,076    (109,139)
  Securities of public utilities......................................       446         (23)
  Corporate bonds and notes...........................................    36,100     (42,065)
  Redeemable preferred stocks.........................................    11,731         (71)
  Other debt securities...............................................     5,170        (119)
                                                                        ---------- ----------
  Total available for sale............................................  $121,533   $(152,665)
                                                                        ========== ==========
  HELD FOR INVESTMENT:
  Securities of the United States Government..........................  $    981   $     (48)
  Mortgage-backed securities..........................................     2,567        (895)
  Securities of public utilities......................................       101          --
  Corporate bonds and notes...........................................    17,342      (1,496)
                                                                        ---------- ----------
  Total held for investment...........................................  $ 20,991   $  (2,439)
                                                                        ========== ==========

     At September 30, 1996, gross unrealized gains on equity securities aggregated $39,194,000 and gross unrealized losses aggregated $2,680,000. At September 30, 1995, gross unrealized gains on equity securities aggregated $24,896,000 and gross unrealized losses aggregated $6,393,000.

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

                                SUNAMERICA INC.

NOTE 4 -- INVESTMENTS (CONTINUED)
     Gross realized investment gains and losses on sales of all types of investments are as follows:

                                                                 Years ended September 30,
                                                               ------------------------------
                                                                 1996       1995       1994
                                                               --------   --------   --------
                                                                       (In thousands)
BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:
Available for sale:
  Realized gains.............................................  $ 81,323   $ 61,104   $ 44,124
  Realized losses............................................   (93,261)   (83,308)   (69,320)
Held for investment:
  Realized gains.............................................        --      9,262     10,572
  Realized losses............................................        --     (2,626)   (10,008)
EQUITIES:
Realized gains...............................................     8,765     25,863     23,120
Realized losses..............................................    (5,365)    (4,985)      (496)
OTHER INVESTMENTS:
Realized gains...............................................    13,234      6,453     41,722
Realized losses..............................................       (72)    (2,028)    (4,950)
IMPAIRMENT WRITEDOWNS........................................   (34,938)   (42,747)   (55,888)
                                                               ---------  ---------  ---------
Total net realized investment losses.........................  $(30,314)  $(33,012)  $(21,124)
                                                               =========  =========  =========

     The sources and related amounts of investment income are as follows:

                                                                 Years ended September 30,
                                                              --------------------------------
                                                                 1996        1995       1994
                                                              ----------   --------   --------
                                                                       (In thousands)
Short-term investments......................................  $   66,378   $ 43,485   $ 30,900
Bonds, notes and redeemable preferred stocks................     819,812    555,260    518,215
Mortgage loans..............................................     149,476    146,311    132,297
Equity-method partnerships..................................     119,474     27,148     37,205
Cost-method partnerships....................................      59,094    106,927     26,451
Other invested assets.......................................      40,054     26,671     13,082
                                                              ----------   --------   --------
Total investment income.....................................  $1,254,288   $905,802   $758,150
                                                              ==========   ========   ========

     Expenses incurred to manage the investment portfolio amounted to $21,475,000 for the year ended September 30, 1996, $19,077,000 for the year ended September 30, 1995 and $16,751,000 for the year ended September 30, 1994 and are included in General and Administrative Expenses in the income statement.

     Investments in unconsolidated partnerships accounted for by using the equity method of accounting totaled $644,862,000 at September 30, 1996. At that date, total combined assets of these partnerships were $1,008,617,000 (consisting entirely of investments) and total combined liabilities were $458,485,000 (including $415,007,000 of nonrecourse notes payable to banks). For the year then ended, total combined revenues and expenses of such partnerships were $222,831,000 and $108,207,000, respectively, resulting in $114,624,000 of total combined pretax income.

     Investments in unconsolidated partnerships accounted for by using the equity method of accounting totaled $256,323,000 at September 30, 1995. At that date, total combined assets of these

                                SUNAMERICA INC.

NOTE 4 -- INVESTMENTS (CONTINUED)
partnerships were $447,441,000 (including $445,131,000 of investments) and total combined liabilities were $188,018,000 (including $149,032,000 of nonrecourse notes payable to banks). For the year then ended, total combined revenues and expenses of such partnerships were $97,507,000 and $69,174,000, respectively, resulting in $28,333,000 of total combined pretax income.

     At September 30, 1996, no investment exceeded 10% of the Company's consolidated shareholders' equity.

     At September 30, 1996, mortgage loans were collateralized by properties located in 34 states, with loans totaling approximately 24% of the aggregate carrying value of the portfolio secured by properties located in California.

     At September 30, 1996, bonds, notes and redeemable preferred stocks included $1,239,048,000 (fair value of $1,266,424,000) of bonds and notes not rated investment grade by either Standard & Poor's Corporation, Moody's Investors Service, Duff & Phelps Credit Rating Co., Fitch Investor Service, Inc. or under National Association of Insurance Commissioners' guidelines. The Company had no material concentrations of non-investment-grade assets at September 30, 1996.

     At September 30, 1996, the amortized cost of investments in default as to the payment of principal or interest was $28,717,000, consisting of $16,700,000 of non-investment-grade bonds and $12,017,000 of mortgage loans. Such nonperforming investments had an estimated fair value of $25,752,000.

     The Company has entered into various Swap Agreements with major brokerage firms and money center banks principally to reduce the impact of changes in interest rates on certain floating-rate assets and liabilities. At September 30, 1996, the Company had 23 outstanding Swap Agreements with an aggregate notional principal amount of $1,124,123,000. The Swap Agreements are typically used by the Company to effectively convert certain variable-rate assets and liabilities into fixed-rate instruments. These Swap Agreements mature in various years through 2002 and have an average remaining maturity of approximately 39 months. The excess of amounts received over amounts paid out is included in Investment Income in the income statement and totaled $5,212,000, $8,017,000 and $34,337,000 for the years ended September 30, 1996, 1995 and 1994, respectively. The Company is exposed to potential credit loss in the event of nonperformance by the investment-grade-rated counterparties only with respect to the net differential payments. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged.

     For investment purposes, the Company also has entered into various Total Return Agreements with an aggregate notional principal amount of $306,806,000 (the "Notional Amount") at September 30, 1996. The Total Return Agreements effectively exchange a fixed rate of interest (the "Payment Amount") on the Notional Amount for the coupon income plus or minus the increase or decrease in the fair value (the "Total Return") of specified non-investment-grade corporate bonds (the "Bonds"). The Total Return Agreements mature in November 1996; however, the Company intends to enter into other similar agreements. The Company is exposed to potential loss, due to credit risk on the underlying non-investment-grade bonds and bond market fluctuations, equal to the Payment Amount plus any reduction in the aggregate fair value of the Bonds below the Notional Amount. The Company is also exposed to potential credit loss in the event of nonperformance by the investment-grade-rated counterparty with respect to any increase in the aggregate market value of the Bonds above the Notional Amount. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged. The excess of amounts received over amounts paid out is included in Investment Income in the income statement and totaled $32,490,000, $13,044,000 and $1,306,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

                                SUNAMERICA INC.

NOTE 5 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including its other invested assets, equity investments, partnerships and real estate investments) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

     RESERVES FOR FIXED ANNUITY CONTRACTS: Deferred annuity contracts and single premium life contracts are assigned a fair value equal to current net surrender value, which includes the estimated fair value of hedging Swap Agreements, determined from independent broker quotes. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

     RESERVES FOR GUARANTEED INVESTMENT CONTRACTS: Fair value is based on the present value of future cash flows at current pricing rates and is net of the estimated fair value of hedging Swap Agreements, determined from independent broker quotes.

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

                                SUNAMERICA INC.

NOTE 5 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     LONG-TERM NOTES AND DEBENTURES: Fair value is estimated based on the quoted market prices for the same or similar issues and is net of the estimated fair value of a hedging Swap Agreement, determined from independent broker quote.

     The estimated fair values of the Company's financial instruments at September 30, 1996 and 1995, compared with their respective carrying values, are as follows:

                                                                       Carrying          Fair
                                                                          value         value
                                                                    -----------   -----------
                                                                         (In thousands)
1996:
  ASSETS:
  Cash and short-term investments.................................  $   529,363   $   529,363
  Bonds, notes and redeemable preferred stocks....................   12,582,024    12,582,024
  Mortgage loans..................................................    1,652,257     1,696,080
  Variable annuity assets.........................................    6,380,458     6,380,458
  LIABILITIES:
  Reserves for fixed annuity contracts............................    9,654,674     9,233,359
  Reserves for guaranteed investment contracts....................    4,169,028     4,119,407
  Trust deposits..................................................      436,048       436,048
  Payable to brokers for purchases of securities..................       42,518        42,518
  Variable annuity liabilities....................................    6,380,458     6,183,055
  Long-term notes and debentures..................................      573,335       588,705
                                                                    ===========   ===========
1995:
  ASSETS:
  Cash and short-term investments.................................  $   855,350   $   855,350
  Bonds, notes and redeemable preferred stocks....................    7,302,771     7,321,323
  Mortgage loans..................................................    1,543,285     1,600,906
  Variable annuity assets.........................................    5,263,006     5,263,006
  LIABILITIES:
  Reserves for fixed annuity contracts............................    4,862,250     4,758,096
  Reserves for guaranteed investment contracts....................    3,607,192     3,574,445
  Trust deposits..................................................      426,595       426,595
  Payable to brokers for purchases of securities..................      473,728       473,728
  Variable annuity liabilities....................................    5,263,006     5,108,997
  Long-term notes and debentures..................................      524,835       553,429
                                                                    ===========   ===========

                                SUNAMERICA INC.

NOTE 6 -- INDEBTEDNESS

     Indebtedness consists of the following long-term notes and debentures (interest rates are as of September 30):

                                                                     September 30,
                                                               -------------------
                                                                   1996       1995
                                                               --------   --------
                                                                 (In thousands)
Medium-term notes due 1998 through 2026 (5 3/8% to 7 3/8%)...  $248,335   $199,835
8 1/8% debentures due April 28, 2023.........................   100,000    100,000
9.95% debentures due February 1, 2012........................   100,000    100,000
9% notes due January 15, 1999................................   125,000    125,000
                                                               --------   --------
Total indebtedness...........................................  $573,335   $524,835
                                                               ========   ========

     On November 6, 1996, subsequent to the Company's fiscal year end, the Company issued $431,250,000 of 6.20% notes due October 31, 1999.

     Short-term borrowings, which include short-term bank notes, reverse repurchase agreements and borrowings under a commercial paper program, averaged $475,619,000 at a weighted average interest rate of 4 1/2% during 1996 and $291,320,000 at a weighted average interest rate of 5 1/2% during 1995. The highest level of short-term borrowings at any month-end was $747,961,000 at 4 3/4% during 1996 and $533,810,000 at 4 7/8% during 1995. There were no short-term borrowings outstanding at September 30, 1996.

     Principal payments on long-term borrowings, including the 6.20% notes, are due as follows: 1998, $20,000,000; 1999, $142,775,000; 2000, $445,250,000; 2001,
$24,000,000; and thereafter, $372,560,000.

NOTE 7 -- CONTINGENT LIABILITIES

     The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

     In 1989 and 1996, the Company sold, through three separate 100% coinsurance transactions, the general agency division of SunAmerica Life Insurance Company, the credit life business of Ford Life and the mortality-based business of CalFarm. With respect to these coinsurance transactions, SunAmerica Life Insurance Company, Ford Life and CalFarm could become liable for in-force amounts ceded of $1,148,975,000, $3,694,527,000 and $2,560,489,000, respectively, at September 30, 1996, if the coinsurers were to become unable to meet the obligations assumed under the respective coinsurance agreements. At September 30, 1996, related policyholder reserves carried by the coinsurers were $65,129,000, $60,325,000 and $98,692,000, respectively. As part of the 1989
SunAmerica Life Insurance Company coinsurance transaction, assets substantially equal to the policyholder reserves assumed by the coinsurer are held in trust to secure the obligations of the coinsurer.

     The Company has transferred to third-party investors certain of its interests in various partnerships that make tax-advantaged affordable housing investments. As part of these transactions, the Company has agreed to advance monies to support the operations of the underlying housing projects, if required, and has guaranteed that the transferred partnerships will provide, as of the transfer date and under then current tax laws, a specified level of associated tax credits and deductions to the third-party investors. Based on an evaluation of the underlying housing projects, management does not anticipate any material cash payments with respect to the guarantees.

                                SUNAMERICA INC.

NOTE 8 -- COMPANY-OBLIGATED PREFERRED SECURITIES OF GRANTOR TRUSTS

     Preferred securities of subsidiary grantor trusts comprise $52,630,875 liquidation amount of 9.95% Trust Originated Preferred Securities, issued by SunAmerica Capital Trust I on June 13, 1995 pursuant to an exchange offer, and $185,000,000 liquidation amount of 8.35% Trust Originated Preferred Securities, issued by SunAmerica Capital Trust II on October 11, 1995.

     In connection with the exchange of the 9.95% Trust Originated Preferred Securities for 2,105,235 shares of the Company's 9 1/4% Series B Preferred Stock (also having a liquidation preference of $52,630,875) and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $54,258,650 principal amount of 9.95% junior subordinated debentures, due 2044, which are redeemable at the option of the Company on or after June 15, 1997 at a redemption price of $25 per debenture plus accrued and unpaid interest.

     In connection with the issuance of the 8.35% Trust Originated Preferred Securities and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $191,224,250 principal amount of 8.35% junior subordinated debentures, due 2044, which are redeemable at the option of the Company on or after September 30, 2000 at a redemption price of $25 per debenture plus accrued and unpaid interest.

     In November 1996, subsequent to the Company's fiscal year end, SunAmerica Capital Trust III, a grantor trust and a consolidated wholly owned subsidiary of the Company, issued $310,000,000 liquidation amount of its 8.30% Trust Originated Preferred Securities in a public offering. In connection with the issuance of the preferred securities and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $320,670,000 principal amount of 8.30% junior subordinated debentures, due 2045, which are redeemable at the option of the Company on or after November 13, 2001 at a redemption price of $25 per debenture plus accrued and unpaid interest.

     The interest and other payment dates on the debentures correspond to the distribution and other payment dates on the preferred and common securities. The preferred and common securities will be redeemed on a pro rata basis, to the same extent as the debentures are repaid. Under certain circumstances involving a change in law or legal interpretation, the debentures may be distributed to holders of the preferred and common securities in liquidation of the grantor trust(s). The Company's obligations under the debentures and related agreements, taken together, provide a full and unconditional guarantee of payments due on the preferred securities.

     The debentures issued to the grantor trusts and the common securities purchased by the Company from the grantor trusts are eliminated in the balance sheet.

                                SUNAMERICA INC.

NOTE 9 -- SHAREHOLDERS' EQUITY

     The Company is authorized to issue 20,000,000 shares of preferred stock ("Preferred Stock"). All preferred shares of the Company rank on a parity with each other and rank senior to Common Stock and Nontransferable Class B Stock of the Company as to payment of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company.

     On November 1, 1995, the Company issued 4,000,000 $3.10 Depositary Shares (the "Series E Depositary Shares"), each representing one-fiftieth of a share of Series E Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $62 per share. On November 1, 1998, each of the outstanding Series E Depositary Shares will convert into three shares of Common Stock. The Company may redeem the Series E Depositary Shares prior to such date, in whole or in part, at a price per share initially equal to $81, declining by $0.006111 on each day following the date of issue to $74.767 on September 1, 1998, and equal to $74.40 thereafter. The call price is payable in shares of Common Stock having an aggregate current market price, as defined, equal to such call price, plus an amount paid in cash or in Common Stock representing all accrued and unpaid dividends. In addition, should the Company call the Series E Depositary Shares prior to November 1, 1998, holders will receive 50% of the excess, if any, of three times the current market price, as defined, of the Common Stock over $74.40, payable in shares of Common Stock.

     On March 10, 1993, the Company issued 5,002,500 $2.78 Depositary Shares (the "Series D Depositary Shares"), each representing one-fiftieth of a share of Series D Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $37 per share. On January 2, 1996, the Company redeemed all of the Series D Depositary Shares for a call price equal to $49.95 per share plus accrued and unpaid dividends of approximately $0.247 per share. The call price was paid with 5,112,529 shares of the Company's Common Stock.

     At September 30, 1996, the Company had outstanding 486,800 shares of Adjustable Rate Cumulative Preferred Stock, Series C (the "Series C Preferred Shares"), with a liquidation preference of $100 per share. On October 4, 1996, subsequent to the Company's fiscal year end, the Company redeemed all of the Series C Preferred Shares for a call price equal to $100 per share plus accrued and unpaid dividends of approximately $0.642 per share.

     In 1992, the Company issued 5,620,000 shares of 9 1/4% Preferred Stock, Series B (the "Series B Preferred Shares"), with a liquidation preference of $25 per share. On or after June 15, 1997, the Company may redeem the Series B Preferred Shares, in whole or in part, at a price per share of $25, plus accrued and unpaid dividends. On June 13, 1995, the Company exchanged 2,105,235 Series B Preferred Shares with a liquidation preference of $52,630,875 for $52,630,875 liquidation amount of 9.95% Trust Originated Preferred Securities of SunAmerica Capital Trust I (see Note 8).

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

     In October 1996, subsequent to the Company's fiscal year end, the Company filed a shelf registration statement under which it may issue up to $1,750,000,000 of securities in the form of debt, Preferred Stock, Common Stock, warrants, stock purchase contracts or stock purchase units. Up to $577,500,000 remains available under this registration statement after the subsequent issuance of securities discussed below and those discussed in Notes 6 and 8.

                                SUNAMERICA INC.

NOTE 9 -- SHAREHOLDERS' EQUITY (CONTINUED)

     In November 1996, subsequent to the Company's fiscal year end, the Company issued 11,500,000 8-1/2% Premium Equity Redemption Cumulative Securities Units (the "Units") with a stated amount of $37.50 per Unit. Each Unit consists of a stock purchase contract (the "Contract") and a United States Treasury Note (the "Treasury Note") having a principal amount equal to the stated amount and maturing on October 31, 1999. The holders of the Units will receive interest on the Treasury Notes payable by the United States Government at a rate of 7-1/2% per annum and Contract fees payable by the Company at a rate of 1% per annum (both, the "Unit Payments") based upon the stated amount. The Contract obligates the Company to deliver on October 31, 1999 to the holder of each Unit one share of Common Stock of the Company, subject to adjustment under certain defined circumstances, and obligates the holder of the Unit to pay to the Company $37.50 per Unit. The Treasury Notes will be held by a collateral agent to secure payment to the Company as required under the Contract, but may be redeemed by the holders of the Units under certain defined circumstances. The Company may call the Units (and close the Contract) prior to October 31, 1999, in whole or in part, at a price per Unit initially equal to $59.829, declining by $0.008060 on each day following the date of issue to $51.108 on August 31, 1999, and equal to $50.625 thereafter. The call price is payable in shares of Common Stock having an aggregate current market price, as defined, equal to such call price, plus an amount paid in cash equal to all accrued and unpaid Unit Payments. The Company receives no proceeds from this offering until the Contracts are consummated.

     The Company is authorized to issue 175,000,000 shares of its $1.00 par value Common Stock and is authorized to repurchase 4,000,000 shares of such stock. At September 30, 1996, 108,604,000 shares were outstanding and at September 30, 1995, 44,175,000 shares were outstanding.

     The Company is authorized to issue 25,000,000 shares of its $1.00 par value Nontransferable Class B Stock. Holders of this stock have rights identical to those of the Company's common stockholders except that they have ten votes per share and are entitled to only 90% of any cash dividend paid on the Common Stock. This stock is convertible at any time into shares of Common Stock. At September 30, 1996, 10,848,000 shares were outstanding and at September 30, 1995, 10,240,000 shares were outstanding.

     At September 30, 1996, under the Company's 1988 Employee Stock Plan, options to purchase 6,313,650 shares at prices ranging from $1.29 to $30.69 were outstanding (including 3,360,350 exercisable shares at prices ranging from $1.29 to $18.46) and 1,864,950 shares were reserved for future grants.

     Shares of Common Stock issued in connection with the exercise of employee stock options aggregated 203,800 at prices ranging from $1.29 to $18.46 in 1996; 274,701 at prices ranging from $0.82 to $15.02 in 1995 and 542,945 at prices ranging from $0.82 to $10.73 in 1994.

                                SUNAMERICA INC.

NOTE 9 -- SHAREHOLDERS' EQUITY (CONTINUED)

     Changes in shareholders' equity are as follows:

                                                                    Years ended September 30,
                                                             --------------------------------
                                                                 1996        1995        1994
                                                             --------   ---------   ---------
                                                                      (In thousands)
PREFERRED STOCK:
Beginning balance..........................................  $321,642    $374,273    $452,273
Issuance of 4,000,000 Series E Preferred Shares............   248,000          --          --
Redemption of 5,002,500 Series D Depositary Shares.........  (185,093)         --          --
Exchange of 2,105,235 Series B shares for 2,105,235 shares
 of Trust Originated Preferred Securities of SunAmerica
 Capital Trust I...........................................        --     (52,631)         --
Redemption of 6,000,000 Series A Depositary Shares.........        --          --     (78,000)
                                                             --------    --------    --------
Ending balance.............................................  $384,549    $321,642    $374,273
                                                             ========    ========    ========
NONTRANSFERABLE CLASS B STOCK:
Beginning balance..........................................  $ 10,240    $  6,826    $  6,828
Conversion of 4,816,000 and 2,000 shares to Common Stock...    (4,816)         --          (2)
Stock Splits...............................................     5,424       3,414          --
                                                             --------    --------    --------
Ending balance.............................................  $ 10,848    $ 10,240    $  6,826
                                                             ========    ========    ========
COMMON STOCK:
Beginning balance..........................................  $ 44,175    $ 28,977    $ 26,335
Issuance of 5,112,529 shares to redeem the Series D
 Depositary Shares.........................................     5,113          --          --
Conversion of Nontransferable Class B Stock to 4,776,000
 and 2,000 shares..........................................     4,776          --           2
Issuance of 2,476,000 shares to redeem the Series A
 Depositary Shares.........................................        --          --       2,476
Stock options and other employee benefit plans.............       252         473         164
Stock Splits...............................................    54,288      14,725          --
                                                             --------    --------    --------
Ending balance.............................................  $108,604    $ 44,175    $ 28,977
                                                             ========    ========    ========
ADDITIONAL PAID-IN CAPITAL:
Beginning balance..........................................  $185,211    $188,667    $110,120
Cost of issuance of 4,000,000 Series E Preferred Shares....    (7,453)         --          --
Excess of redemption value of 5,002,500 Series D Preferred
 Shares over par value of 5,112,529 shares of Common Stock
 issued, net of transaction costs..........................   179,972          --          --
Cost of issuance of 7,400,000 shares of Trust Originated
 Preferred Securities of SunAmerica Capital Trust II.......    (5,524)         --          --
Cost of exchange of Series B Shares for shares of Trust
 Originated Preferred Securities...........................        --      (2,500)         --
Excess of redemption value of 6,000,000 Series A Depositary
 Shares over par value of 2,476,000 shares of Common Stock
 issued....................................................        --          --      75,524
Stock options and other employee benefit plans.............    11,801      17,183       3,023
Stock Splits...............................................   (59,712)    (18,139)         --
                                                             --------    --------    --------
Ending balance.............................................  $304,295    $185,211    $188,667
                                                             ========    ========    ========

                                SUNAMERICA INC.

NOTE 9 -- SHAREHOLDERS' EQUITY (CONTINUED)

                                                                    Years ended September 30,
                                                             --------------------------------
                                                                 1996       1995        1994
                                                             --------   ---------   ---------
                                                                      (In thousands)
RETAINED EARNINGS:
Beginning balance..........................................  $656,509   $ 512,571   $ 413,770
Net income.................................................   274,427     194,206     131,801
Dividends on:
  Preferred Stock..........................................   (27,063)    (29,112)    (37,556)
  Nontransferable Class B Stock............................    (4,878)     (3,686)     (2,458)
  Common Stock.............................................   (29,780)    (17,470)    (10,816)
Gain on sale of KBH Warrants, net of income taxes of
  $9,600,000...............................................        --          --      17,830
                                                             --------   ---------   ---------
Ending balance.............................................  $869,215   $ 656,509   $ 512,571
                                                             ========   =========   =========
NET UNREALIZED LOSSES ON DEBT AND EQUITY SECURITIES
 AVAILABLE FOR SALE:
 Beginning balance.........................................  $ (4,699)  $(150,226)  $ 100,701
 Change in net unrealized gains/losses on debt securities
   available for sale......................................   (44,464)    297,910    (420,966)
 Change in net unrealized gains on equity securities
   available for sale......................................    18,011       6,179     (49,627)
 Change in adjustment to deferred acquisition costs........     7,600     (80,200)     85,600
 Tax effects of net changes................................     6,599     (78,362)    134,066
                                                             --------   ---------   ---------
 Ending balance............................................  $(16,953)  $  (4,699)  $(150,226)
                                                             ========   =========   =========

     Dividends that the Company may receive from its life insurance subsidiaries in any year without prior approval of the Arizona, California, Michigan or New York insurance commissioners are limited by statute. At September 30, 1996, restricted net assets of these consolidated life insurance subsidiaries totaled approximately $1,227,789,000, none of which is available for the payment of dividends until calendar year 1997.

     The combined statutory equity of the Company's six life insurance subsidiaries totaled $1,031,611,000 at September 30, 1996; $943,755,000 at
December 31, 1995; and $698,236,000 at December 31, 1994. The combined statutory net income of these subsidiaries totaled $159,011,000 for the nine months ended September 30, 1996; $67,144,000 for the year ended December 31, 1995; and $149,824,000 for the year ended December 31, 1994.

                                SUNAMERICA INC.

NOTE 10 -- INCOME TAXES

     The components of the provisions for income taxes on pretax income consist of the following:

                                                                 Federal     State     Total
                                                                --------   -------   --------
                                                                      (In thousands)
1996:
Currently payable.............................................  $110,531   $10,526   $121,057
Deferred......................................................      (991)   (2,466)    (3,457)
                                                                --------   -------   --------
Total income tax expense......................................  $109,540   $ 8,060   $117,600
                                                                ========   =======   ========
1995:
Currently payable.............................................  $ 85,688   $ 5,546   $ 91,234
Deferred......................................................    (5,370)     (464)    (5,834)
                                                                --------   -------   --------
Total income tax expense......................................  $ 80,318   $ 5,082   $ 85,400
                                                                ========   =======   ========
1994:
Currently payable.............................................  $ (4,840)  $ 1,255   $ (3,585)
Deferred......................................................    80,029    (1,744)    78,285
                                                                --------   -------   --------
Total income tax expense......................................  $ 75,189   $  (489)  $ 74,700
                                                                ========   =======   ========

     Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

                                                                    Years ended September 30,
                                                                -----------------------------
                                                                    1996       1995      1994
                                                                --------   --------   -------
                                                                       (In thousands)
Amount computed at statutory rate.............................  $137,209   $ 97,862   $84,000
Increases (decreases) resulting from:
  Affordable housing tax credits..............................   (21,742)   (17,579)   (9,619)
  State income taxes, net of federal tax benefit..............     5,238      3,686      (317)
  Dividends-received deduction................................    (8,277)    (3,271)     (740)
  Other, net..................................................     5,172      4,702     1,376
                                                                --------   --------   -------
Total income tax expense......................................  $117,600   $ 85,400   $74,700
                                                                ========   ========   =======

                                SUNAMERICA INC.

NOTE 10 -- INCOME TAXES (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes are as follows:

                                                                               September 30,
                                                                       ---------------------
                                                                            1996        1995
                                                                       ---------   ---------
                                                                          (In thousands)
DEFERRED TAX LIABILITIES:
Investments..........................................................  $ 135,647   $  85,036
Deferred acquisition costs...........................................    231,978     163,973
State income taxes...................................................      1,048       3,660
Other liabilities....................................................     17,672       7,449
                                                                       ---------   ---------
Total deferred tax liabilities.......................................    386,345     260,118
                                                                       ---------   ---------
DEFERRED TAX ASSETS:
Contractholder reserves..............................................   (231,296)    (99,107)
Guaranty fund assessments............................................     (9,230)     (4,392)
Other assets.........................................................    (11,273)     (7,242)
Net unrealized losses on certain debt and equity securities..........     (9,129)     (2,530)
                                                                       ---------   ---------
Total deferred tax assets............................................   (260,928)   (113,271)
                                                                       ---------   ---------
Deferred income taxes................................................  $ 125,417   $ 146,847
                                                                       =========   =========

                                SUNAMERICA INC.

NOTE 11 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended September 30, 1996 and 1995 follow:

                                                      First      Second     Third      Fourth
                                                     --------   --------   --------   --------
                                                     (In thousands, except per-share amounts)
1996:
Net investment income..............................  $102,126   $112,294   $128,533   $149,803
Net realized investment gains (losses).............     1,404     (3,589)   (12,629)   (15,500)
Fee income.........................................    49,845     55,367     57,530     57,686
General and administrative expenses................   (44,098)   (50,242)   (54,292)   (64,069)
Amortization of deferred acquisition costs.........   (21,071)   (24,216)   (29,875)   (33,014)
Other income and expenses, net.....................     4,380      7,827     10,190      7,637
                                                     --------   --------   --------   --------
Pretax income......................................    92,586     97,441     99,457    102,543
Income tax expense.................................   (27,800)   (29,200)   (29,800)   (30,800)
                                                     --------   --------   --------   --------
Net income.........................................  $ 64,786   $ 68,241   $ 69,657   $ 71,743
                                                     ========   ========   ========   ========
Per share..........................................  $   0.47   $   0.48   $   0.49   $   0.51
                                                     ========   ========   ========   ========
1995:
Net investment income..............................  $ 78,109   $ 86,716   $ 94,704   $106,026
Net realized investment losses.....................    (7,231)    (8,344)    (8,975)    (8,462)
Fee income.........................................    40,228     44,002     46,653     49,536
General and administrative expenses................   (33,108)   (41,116)   (44,358)   (47,958)
Amortization of deferred acquisition costs.........   (19,576)   (19,789)   (23,244)   (23,498)
Other income and expenses, net.....................     5,112      5,285      4,585      4,309
                                                     --------   --------   --------   --------
Pretax income......................................    63,534     66,754     69,365     79,953
Income tax expense.................................   (18,400)   (19,400)   (21,100)   (26,500)
                                                     --------   --------   --------   --------
Net income.........................................  $ 45,134   $ 47,354   $ 48,265   $ 53,453
                                                     ========   ========   ========   ========
Per share..........................................  $   0.33   $   0.34   $   0.35   $   0.40
                                                     ========   ========   ========   ========

                                SUNAMERICA INC.

NOTE 12 -- BUSINESS SEGMENTS

     Summarized data for the Company's business segments follow:

                                                           Total
                                                        depreciation
                                                            and
                                           Total        amortization      Pretax         Total
                                          revenues        expense         income        assets
                                         ----------     ------------     --------     -----------
                                         (In thousands)
1996:
Annuity operations.....................  $1,292,295      $    97,806     $350,183     $23,032,076
Broker-dealer operations...............      50,718            1,228       17,253          74,140
Retirement trust services..............      45,146            1,166       13,570         481,974
Asset management.......................      29,711           18,295        2,448          74,410
Premium financing......................      26,532              962        8,573          64,221
                                         ----------         --------     --------     -----------
Total..................................  $1,444,402       $  119,457     $392,027     $23,726,821
                                         ==========         ========     ========     ===========
1995:
Annuity operations.....................  $  921,289      $    69,554     $246,037     $16,172,140
Broker-dealer operations...............      34,273              868       12,017          42,441
Retirement trust services..............      46,622            1,461       15,268         484,456
Asset management.......................      30,253           24,069          510          86,510
Premium financing......................      20,772              713        5,774          58,620
                                         ----------         --------     --------     -----------
Total..................................  $1,053,209      $    96,665     $279,606     $16,844,167
                                         ==========         ========     ========     ===========
1994:
Annuity operations.....................  $  790,211      $    58,052     $211,419     $14,034,879
Broker-dealer operations...............      30,207              853       10,456          40,349
Retirement trust services..............      36,412              838       10,210         478,805
Asset management.......................      32,803           19,330        7,916         102,192
                                         ----------         --------     --------     -----------
Total..................................  $  889,633      $    79,073     $240,001     $14,656,225
                                         ==========         ========     ========     ===========

NOTE 13 -- SUBSEQUENT EVENT

     On November 29, 1996, the Company entered into a definitive agreement to acquire the annuity business of John Alden Financial Corporation for approximately $240,000,000 in cash. The transaction will include approximately $3,700,000,000 of annuity reserves to be acquired under a reinsurance contract from John Alden Life Insurance Company and the purchase of the outstanding common stock of John Alden Life Insurance Company of New York, which has approximately $1,300,000,000 of annuity reserves and $71,000,000 of adjusted statutory capital and surplus at September 30, 1996. Completion of this acquisition is expected by the end of the first calendar quarter of 1997 and is subject to customary conditions and required regulatory approvals.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of SunAmerica Inc.

     Our audits of the consolidated financial statements referred to in our report dated November 8, 1996, appearing on page F-2 of this Annual Report on Form 10-K of SunAmerica Inc. also included an audit of the Financial Statement Schedules listed on page S-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994.

Price Waterhouse LLP
Los Angeles, California
November 8, 1996, except as to Note 13
to the consolidated financial statements which is as of November 29, 1996

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET

                                                                        September 30,
                                                               -------------------------------
                                                                    1996             1995
                                                               --------------   --------------
ASSETS
Investment in and advances to subsidiaries...................  $1,770,212,000   $1,258,116,000
Other investments............................................   1,045,629,000      789,746,000
Other assets.................................................     104,940,000      100,454,000
                                                               --------------   --------------
TOTAL ASSETS.................................................  $2,920,781,000   $2,148,316,000
                                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Senior notes and debentures................................  $  573,335,000   $  524,835,000
  Junior subordinated debentures.............................     245,483,000       54,259,000
  Reserves for guaranteed investment contracts...............     239,050,000      250,365,000
  Payable to brokers for purchases of securities.............      46,684,000       27,208,000
  Other liabilities..........................................     155,671,000       78,571,000
                                                               --------------   --------------
  Total liabilities..........................................   1,260,223,000      935,238,000
Shareholders' equity.........................................   1,660,558,000    1,213,078,000
                                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................  $2,920,781,000   $2,148,316,000
                                                               ==============   ==============

                           CONDENSED INCOME STATEMENT

                                                            Years ended September 30,
                                                    ------------------------------------------
                                                        1996           1995           1994
                                                    ------------   ------------   ------------
Dividends received from subsidiary corporations...  $110,256,000   $ 69,287,000   $ 45,400,000
Investment income.................................   189,911,000    158,228,000    104,299,000
Net realized investment gains (losses)............     4,598,000    (25,459,000)     7,231,000
Other income......................................     3,625,000      3,636,000      3,518,000
                                                    ------------   ------------   ------------
TOTAL INCOME......................................   308,390,000    205,692,000    160,448,000
                                                    ------------   ------------   ------------
Interest expense on senior notes and debentures...   (51,062,000)   (44,729,000)   (45,989,000)
Interest expense on junior subordinated
  debentures......................................   (20,902,000)    (2,854,000)            --
Interest expense on guaranteed investment
  contracts.......................................   (20,411,000)   (21,482,000)   (25,624,000)
General and administrative expenses, net of
 reimbursement from subsidiaries of $33,930,000 in
 1996, $19,095,000 in 1995 and $11,374,000 in
 1994.............................................      (146,000)    (2,354,000)       417,000
                                                    ------------   ------------   ------------
TOTAL EXPENSES....................................   (92,521,000)   (71,419,000)   (71,196,000)
                                                    ------------   ------------   ------------
PRETAX INCOME.....................................   215,869,000    134,273,000     89,252,000
Income tax expense................................   (35,404,000)   (21,116,000)    (9,607,000)
                                                    ------------   ------------   ------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
 OF UNCONSOLIDATED SUBSIDIARIES AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING FOR INCOME
 TAXES............................................   180,465,000    113,157,000     79,645,000
Equity in undistributed net income of
 unconsolidated subsidiaries......................    93,962,000     81,049,000     30,931,000
Cumulative effect of change in accounting for
 income taxes.....................................            --             --     21,225,000
                                                    ------------   ------------   ------------
NET INCOME........................................  $274,427,000   $194,206,000   $131,801,000
                                                    ============   ============   ============

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (CONTINUED)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                           Years ended September 30,
                                                 ---------------------------------------------
                                                     1996            1995            1994
                                                 -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................  $ 274,427,000   $ 194,206,000   $ 131,801,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in undistributed net income of
   unconsolidated subsidiaries.................    (93,962,000)    (81,049,000)    (30,931,000)
  Net realized investment (gains) losses.......     (4,598,000)     25,459,000      (7,231,000)
  Cumulative effect of change in accounting for
   income taxes................................             --              --     (21,225,000)
  Other, net...................................     22,644,000      46,736,000     (12,641,000)
                                                 -------------   -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES......    198,511,000     185,352,000      59,773,000
                                                 -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of investments...........   (153,640,000)     24,505,000     (57,774,000)
Contributions of capital to subsidiary
  corporations.................................   (435,928,000)   (203,476,000)    (45,539,000)
                                                 -------------   -------------   -------------
NET CASH USED BY INVESTING ACTIVITIES..........   (589,568,000)   (178,971,000)   (103,313,000)
                                                 -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends.....................    (61,721,000)    (50,268,000)    (50,830,000)
Net proceeds from issuances of senior notes and
 debentures....................................     47,478,000      51,675,000      91,711,000
Repayments of senior notes.....................             --              --     (15,119,000)
Net proceeds from issuance of junior
 subordinated debentures.......................    185,700,000              --              --
Withdrawal payments on guaranteed investment
 contracts.....................................    (31,725,000)    (36,472,000)   (299,330,000)
Proceeds from issuances of guaranteed
 investment contracts..........................             --              --     110,000,000
Net proceeds from issuance of Series E
 Preferred Stock...............................    240,547,000              --              --
                                                 -------------   -------------   -------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES....................................    380,279,000     (35,065,000)   (163,568,000)
                                                 -------------   -------------   -------------
NET DECREASE IN CASH AND SHORT-TERM
 INVESTMENTS...................................    (10,778,000)    (28,684,000)   (207,108,000)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF
 PERIOD........................................    120,959,000     149,643,000     356,751,000
                                                 -------------   -------------   -------------
CASH AND SHORT-TERM INVESTMENTS AT END OF
 PERIOD........................................  $ 110,181,000   $ 120,959,000   $ 149,643,000
                                                 =============   =============   =============
Non-cash financing activity:
 Exchange of junior subordinated debentures,
  Series A, due 2044 for 2,105,235 shares of
  9 1/4% Series B Preferred Stock and for the
  common securities of a subsidiary grantor
  trust........................................  $          --   $  54,259,000   $          --
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

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INDEBTEDNESS

     Notes payable consist of the following (interest rates are as of September
30):

                                                                          September 30,
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------    ------------
SENIOR NOTES AND DEBENTURES:
Medium-term notes due 1998 through 2026 (5 3/8% to 7 3/8%)......   $248,335,000    $199,835,000
8 1/8% debentures due April 28, 2023............................    100,000,000     100,000,000
9.95% debentures due February 1, 2012...........................    100,000,000     100,000,000
9% notes due January 15, 1999...................................    125,000,000     125,000,000
                                                                   ------------    ------------
Total senior notes and debentures...............................    573,335,000     524,835,000
                                                                   ------------    ------------
JUNIOR SUBORDINATED DEBENTURES:
9.95% junior subordinated debentures, series A, due 2044........     54,259,000      54,259,000
8.35% junior subordinated debentures, due 2044..................    191,224,000              --
                                                                   ------------    ------------
Total junior subordinated debentures............................    245,483,000      54,259,000
                                                                   ------------    ------------
Total indebtedness..............................................   $818,818,000    $579,094,000
                                                                   ============    ============

     On November 6, 1996, subsequent to the Parent's fiscal year end, the Parent issued $431,250,000 of 6.20% notes due October 31, 1999. On November 13, 1996, the Parent issued to Sunamerica Capital Trust III, a grantor trust and a consolidated wholly owned subsidiary of the Parent, $320,670,000 principal amount of 8.30% junior subordinated debentures, due 2045, in connection with the issuance by trust of its Trust Originated Preferred Securities (see Note 8 of Notes to Consolidated Financial Statements).

     In addition, the Company is the issuer of the following guaranteed investment contracts ("GICs") (interest rates are as of September 30):

                                                                          September 30,
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------    ------------
8 1/2% GIC due serially through 2002 (including interest
 credited of $1,252,000 in 1996 and $1,363,000 in 1995).........   $190,627,000    $193,723,000
8 3/8% GIC due serially through 2003 (including interest
 credited of $254,000 in 1996 and $330,000 in 1995).............     39,294,000      47,625,000
7 3/8% GIC due in 2018 (including interest credited of $272,000
 in 1996 and $132,000 in 1995)..................................      9,129,000       9,017,000
                                                                   ------------    ------------
Total guaranteed investment contracts...........................   $239,050,000    $250,365,000
                                                                   ============    ============

     Aggregate debt service payments, including GICs, debt and debt issued subsequent to the Parent's fiscal year end, are due as follows: 1997, $135,085,000; 1998, $172,283,000; 1999, $280,691,000; 2000, $563,382,000; 2001,
$127,745,000; and $3,609,951,000, in the aggregate, thereafter.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (CONTINUED)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- GUARANTEES

     The Company has transferred to third-party investors certain of its interests in various partnerships that make tax-advantaged affordable housing investments. As part of these transactions, the Parent has agreed to advance monies to support the operations of the underlying housing projects, if required, and has guaranteed that the transferred partnerships will provide, as of the transfer date and under then current tax laws, a specified level of associated tax credits and deductions to the third-party investors. Based on an evaluation of the underlying housing projects, management does not anticipate any material cash payments with respect to the guarantees.

     The Parent has guaranteed that its life insurance subsidiaries will receive the statutory carrying value of certain invested assets, principally bonds and real estate, aggregating $127,866,000.

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

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

        AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                                       Percentage
                                              Ceded        Assumption                  of amount
                               Gross         to other      from other       Net         assumed
                               amount       companies      companies       amount        to net
                             ----------     ----------     ----------     --------     ----------
1996:
Life insurance in force....  $8,009,173     $7,701,296     $       --     $307,877             --%
                             ==========     ==========         ======     ========     ==========
Premiums:
  Annuities and other
   single premiums.........  $  984,334     $       --     $    9,042     $993,376           0.91%
  Annual life insurance
   premiums................      42,364         42,364             --           --             --
  Accident and health
   insurance premiums......      16,613         16,613             --           --             --
                             ----------     ----------         ------     --------     ----------
  Total premiums...........  $1,043,311     $   58,977     $    9,042     $993,376           0.91%
                             ==========     ==========         ======     ========     ==========
1995:
Life insurance in force....  $1,907,878     $1,592,650     $       --     $315,228             --%
                             ==========     ==========         ======     ========     ==========
Premiums:
  Annuities and other
   single premiums.........  $  944,742     $       --     $       --     $944,742             --%
  Annual life insurance
   premiums................      16,225         16,225             --           --             --
                             ----------     ----------         ------     --------           ----
  Total premiums...........  $  960,967     $   16,225                    $944,742             --%
                             ==========     ==========         ======     ========     ==========
1994:
Life insurance in force....  $2,140,257     $1,822,112     $       --     $318,145             --%
                             ==========     ==========         ======     ========     ==========
Premiums:
  Annuities and other
   single premiums.........  $  230,037     $       --     $       --     $230,037             --%
  Annual life insurance
   premiums................      15,588         15,588             --           --             --
                             ----------     ----------         ------     --------     ----------
  Total premiums...........  $  245,625     $   15,588     $       --     $230,037             --%
                             ==========     ==========         ======     ========     ==========

                                                                 SUNAMERICA INC.
                                                                  1996 FORM 10-K

1 SunAmerica Center
Los Angeles, California 90067-6022
(310) 772-6000

                                 EXHIBIT INDEX

Exhibit
Number                                       Description
------   -----------------------------------------------------------------------------------
 2(c)    Asset Purchase and Sale Agreement between SunAmerica Life Insurance Company and
          John Alden Life Insurance Company, dated as of November 29, 1996.
 2(d)    Stock Purchase Agreement between SunAmerica Life Insurance Company and John Alden
          Financial Corporation, dated as of November 29, 1996, regarding all of the outstanding stock of John Alden Life Insurance Company of New York.
 3(j)    Articles of Amendment, dated June 7, 1996.
 3(k)    Bylaws, as amended and restated on November 8, 1996.
10(r)    List of Executive Compensation Plans and Arrangements.
11       Statement re Computation of per-share earnings.
12(a)    Statement re Computation of ratio of earnings to fixed charges.
12(b)    Statement re Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
21       Subsidiaries of the Company.
23       Consent of Independent Accountants.
27       Financial Data Schedule.
99       Agreement to furnish exhibits and schedules.