Form 10-Q
period 1996-12-31
SUNAMERICA INC
filed 1997-02-14
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            December 31, 1996
                                    --------------------------------------
                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_________________to__________________

                        Commission file number 1-4618

                               SUNAMERICA INC.

           (Exact Name of Registrant as Specified in Its Charter)

                     Maryland                         86-0176061
      (State or Other Jurisdiction of     (IRS Employer Identification No.)
        Incorporation or Organization)

           1 SunAmerica Center, Los Angeles, California 90067-6022
           (Address of Principal Executive Offices)     (Zip Code)

      Registrant's telephone number, including area code:  (310) 772-6000


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

      Common Stock, par value $1.00 per share, 109,061,788 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 10,848,468 shares outstanding








                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      December 31, 1996 and September 30, 1996                         3-4


      Consolidated Income Statement (Unaudited) -
      Three Months Ended December 31, 1996 and 1995                    5


      Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended December 31, 1996 and 1995                    6-7


      Notes to Consolidated Financial Statements (Unaudited)           8-10


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11-27


Part II - Other Information                                            28-29


                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)




                                                 December 31,    September 30,
                                                        1996             1996
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $    852,124    $     529,363
  Bonds, notes and redeemable preferred stocks
    available for sale, at fair value
      (amortized cost: December 31, 1996,
      $13,730,943; September 30, 1996,
      $12,657,620)                                 13,776,872       12,582,024
  Mortgage loans                                    1,706,191        1,652,257
  Common stocks, at fair value
    (cost: December 31, 1996, $45,319;
    September 30, 1996, $44,871)                      104,012           81,385
  Partnerships                                      1,173,094        1,071,857
  Real estate                                          99,507          105,321
  Other invested assets                               226,886          177,577
                                                 ------------    -------------
  Total investments                                17,938,686       16,199,784

Variable annuity assets                             6,869,800        6,380,458
Accrued investment income                             203,256          186,803
Deferred acquisition costs                            784,903          782,300
Other assets                                          191,111          177,476
                                                 ------------    -------------
TOTAL ASSETS                                     $ 25,987,756    $  23,726,821
                                                 ============    =============



See accompanying notes


                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                 December 31,    September 30,
                                                        1996             1996
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $  9,811,904    $   9,654,674
  Reserves for guaranteed investment contracts      4,590,888        4,169,028
  Trust deposits                                      461,823          436,048
  Payable to brokers for purchases of securities      178,979           42,518
  Income taxes currently payable                       29,756           18,436
  Other liabilities                                   626,670          428,718
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                        15,700,020       14,749,422
                                                 ------------    -------------
Variable annuity liabilities                        6,869,800        6,380,458
                                                 ------------    -------------
Long-term notes and debentures                      1,004,585          573,335
                                                 ------------    -------------
Deferred income taxes                                 162,600          125,417
                                                 ------------    -------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary grantor
  trusts whose sole assets are junior
  subordinated debentures of the Company              547,631          237,631
                                                 ------------    -------------
Shareholders' equity:
  Preferred Stock                                     335,869          384,549
  Nontransferable Class B Stock                        10,848           10,848
  Common Stock                                        109,062          108,604
  Additional paid-in capital                          259,001          304,295
  Retained earnings                                   932,231          869,215
  Net unrealized gains (losses) on debt and
    equity securities available for sale               56,109          (16,953)
                                                 ------------    -------------
  Total shareholders' equity                        1,703,120        1,660,558
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 25,987,756    $  23,726,821
                                                 ============    =============



See accompanying notes

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
             For the three months ended December 31, 1996 and 1995
             (In thousands, except per-share amounts - unaudited)

                                                         1996             1995
                                                   ----------       ----------
Investment income                                  $  370,545       $  253,990
                                                   ----------       ----------
Interest expense on:
  Fixed annuity contracts                            (128,895)         (68,096)
  Guaranteed investment contracts                     (67,179)         (61,424)
  Trust deposits                                       (2,422)          (2,571)
  Senior indebtedness                                 (19,791)         (15,052)
                                                   ----------       ----------
  Total interest expense                             (218,287)        (147,143)
                                                   ----------       ----------
Dividends paid on preferred
  securities of grantor trusts                         (8,589)          (4,721)
                                                   ----------       ----------
NET INVESTMENT INCOME                                 143,669          102,126
                                                   ----------       ----------
NET REALIZED INVESTMENT GAINS (LOSSES)                 (9,304)           1,404
                                                   ----------       ----------
Fee income:
  Variable annuity fees                                30,898           24,416
  Net retained commissions                             13,322            9,161
  Asset management fees                                 6,418            6,503
  Loan servicing fees                                   5,769            5,570
  Trust fees                                            4,455            4,195
                                                   ----------       ----------
TOTAL FEE INCOME                                       60,862           49,845
                                                   ----------       ----------
Other income and expenses:
  Surrender charges                                     6,635            2,588
  General and administrative expenses                 (59,052)         (44,098)
  Amortization of deferred acquisition costs          (30,410)         (21,071)
  Other, net                                            2,368            1,792
                                                   ----------       ----------
TOTAL OTHER INCOME AND EXPENSES                       (80,459)         (60,789)
                                                   ----------       ----------
PRETAX INCOME                                         114,768           92,586
Income tax expense                                    (34,400)         (27,800)
                                                   ----------       ----------
NET INCOME                                         $   80,368       $   64,786
                                                   ==========       ==========
EARNINGS PER SHARE                                 $     0.58       $     0.47
                                                   ==========       ==========

NET EARNINGS APPLICABLE TO COMMON STOCK (used
  in the computation of earnings per share)        $   78,309       $   61,903
                                                   ==========       ==========
AVERAGE SHARES OUTSTANDING                            134,937          131,492
                                                   ==========       ==========

See accompanying notes


                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the three months ended December 31, 1996 and 1995
                          (In thousands - unaudited)

                                                         1996             1995
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     80,368     $     64,786
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       128,895           68,096
        Guaranteed investment contracts                67,179           61,424
        Trust deposits                                  2,422            2,571
      Net realized investment losses (gains)            9,304           (1,404)
      Accretion of net discounts on investments        (7,602)          (4,318)
      Provision for deferred income taxes             (11,150)         (10,525)
  Change in:
    Accrued investment income                         (21,938)          (7,193)
    Deferred acquisition costs                        (25,651)          (5,529)
    Other assets                                      (12,810)          (2,582)
    Income taxes currently payable                     11,012           32,566
    Other liabilities                                   9,094          (15,205)
  Other, net                                           12,182            3,892
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             241,305          186,579
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                                       (4,119,409)      (1,927,244)
    Mortgage loans                                   (125,265)         (65,905)
    Partnerships                                     (352,389)        (209,987)
    Other investments, excluding short-term
      investments                                     (77,912)         (39,276)
    Net assets of CalFarm Life Insurance Company           --          (52,102)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                        2,542,057        1,264,089
    Partnerships                                      100,126           60,425
    Other investments, excluding short-term
      investments                                      21,140           33,160
    Traditional life insurance business of
      CalFarm Life Insurance Company                       --         (117,719)
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                          665,599          540,047
    Mortgage loans                                     71,553           36,827
    Partnerships                                      311,424           70,621
    Other investments, excluding short-term
      investments                                      15,887           20,174
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                (947,189)        (386,890)
                                                 ------------     ------------

See accompanying notes


                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
             For the three months ended December 31, 1996 and 1995
                          (In thousands - unaudited)


                                                         1996             1995
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (17,352)    $    (15,959)
  Premium receipts on:
    Fixed annuity contracts                           427,420          147,340
    Guaranteed investment contracts                   540,622          231,505
  Net exchanges from the fixed accounts
    of variable annuity contracts                     (91,348)         (37,432)
  Receipts of trust deposits                          149,407          103,984
  Withdrawal payments on:
    Fixed annuity contracts                          (233,901)        (131,418)
    Guaranteed investment contracts                  (185,918)        (216,232)
    Trust deposits                                   (126,052)        (105,302)
  Claims and annuity payments on fixed
    annuity contracts                                 (75,286)         (41,787)
  Net proceeds from issuances of long-term notes      429,383           14,475
  Net borrowings (repayments) of other
    short-term financings                               5,510         (367,355)
  Net proceeds from issuances of preferred
    securities of subsidiary grantor trusts           300,202          179,172
  Net proceeds from issuance of Series E
    Preferred Stock                                        --          241,180
  Net payment for redemption of Series C
    Preferred Stock                                   (48,680)              --
  Payment of issuance costs of 8-1/2% Premium
    Equity Redemption Cumulative Security Units       (45,362)              --
                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           1,028,645            2,171
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                              322,761         (198,140)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  529,363          855,350
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    852,124     $    657,210
                                                 ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     24,757     $     13,629
                                                 ============     ============
  Income taxes paid, net of refunds received     $     34,538     $      5,759
                                                 ============     ============

See accompanying notes


                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1.    Basis of Presentation
      ---------------------

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of December 31, 1996 and September 30, 1996, the results of its consolidated operations for the three months ended December 31, 1996 and 1995 and its consolidated cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1996, contained in the Company's 1996 Annual Report to Shareholders.

2.    Acquisitions
      ------------

      The Company acquired all of the outstanding stock of CalFarm Life Insurance Company and of Ford Life Insurance Company on December 29, 1995 and February 29, 1996, respectively. On April 1, 1996, the Company completed the acquisition of a block of annuity contracts from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp. These acquisitions have been accounted for by using the purchase method of accounting. Accordingly, the income statement for the three months ended December 31, 1995 does not include the results of operations of these acquired businesses. On a pro forma basis, assuming these acquisitions occurred on October 1, 1995, the beginning of the earliest period presented herein, revenues (investment income, net realized investment losses and fee income) would have been $386,398,000 and net income would have been $70,834,000 ($0.52 per share) for the three months ended December 31, 1995.

3.    Company-Obligated Preferred Securities of Subsidiary Grantor Trusts
      -------------------------------------------------------------------

      Preferred securities of subsidiary grantor trusts comprise $52,630,875 liquidation amount of 9.95% Trust Originated Preferred Securities issued by SunAmerica Capital Trust I in June 1995, $185,000,000 liquidation amount of 8.35% Trust Originated Preferred Securities issued by SunAmerica Capital Trust II in October 1995 and $310,000,000 liquidation amount of 8.30% Trust Originated Preferred Securities issued by SunAmerica Capital Trust III in November 1996.



                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)


3.    Company-Obligated Preferred Securities of Subsidiary Grantor Trusts
      (Continued)
      -------------------------------------------------------------------

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

      In connection with the issuance of the 8.30% Trust Originated Preferred Securities and the related purchase by the Company of the grantor trust's common securities, the Company issued to the grantor trust $320,670,000 principal amount of 8.30% junior subordinated debentures, due 2045, which are redeemable at the option of the Company on or after November 13, 2001 at a redemption price of $25 per debenture plus accrued and unpaid interest.

      The grantor trusts are wholly owned subsidiaries of the Company. The debentures issued to the grantor trusts and the common securities purchased by the Company from the grantor trusts are eliminated in the balance sheet.

4.    Earnings per Share
      ------------------

      The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options, phantom shares arising from other employee stock plans, Premium Equity Redemption Cumulative Security Units issued in November 1996 and convertible preferred stock, which includes the Series D and E Depositary Shares issued in March 1993 and November 1995, respectively. Common stock equivalents are included in the computation only if their effect is dilutive. Net Earnings Applicable to Common Stock are reduced by preferred stock dividend requirements, which amounted to $2,059,000 and $2,883,000 for the three months ended December 31, 1996 and 1995, respectively. These preferred stock dividend requirements do not include dividends paid on the convertible issues, which dividends amounted to $3,100,000 and $4,992,000 for the three months ended December 31, 1996 and 1995, respectively.


                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)



5.   Ratio of Earnings to Fixed Charges
     ----------------------------------

     The ratios of earnings to fixed charges for the three months ended December 31, 1996 and 1995 are as follows:
                                                          Three months ended
                                                              December 31,
                                                          ------------------
                                                            1996       1995
                                                          -------    -------
     Ratio of earnings to fixed charges (which
     include dividends paid on preferred securities
     of grantor trusts and interest incurred on senior
     debt, but exclude interest incurred on fixed
     annuities, guaranteed investment contracts and
     trust deposits)                                          5.0x       5.7x
                                                          =======    =======
     Ratio of earnings to fixed charges (which
     include dividends paid on preferred securities
     of grantor trusts and interest incurred on senior
     debt, fixed annuities, guaranteed investment
     contracts and trust deposits)                            1.5x       1.6x
                                                          =======    =======
     Ratio of earnings to combined fixed charges
     and preferred stock dividends (which include
     dividends paid on preferred securities of
     grantor trusts and interest incurred
     on senior debt, but exclude interest
     incurred on fixed annuities, guaranteed
     investment contracts and trust deposits)                 4.0x       3.6x
                                                          =======    =======
     Ratio of earnings to combined fixed charges
     and preferred stock dividends (which include
     dividends paid on preferred securities of
     grantor trusts and interest incurred on
     senior debt, fixed annuities, guaranteed
     investment contracts and trust deposits)                 1.5x       1.5x
                                                          =======    =======


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months ended December 31, 1996 ("Fiscal 1997") and December 31, 1995 ("Fiscal 1996") follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

     Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and changes in interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

     NET INCOME totaled $80.4 million or $0.58 per share in Fiscal 1997, up from $64.8 million or $0.47 per share in Fiscal 1996. The $15.6 million increase in net income reflects the effects of the acquisitions (the "Acquisitions") of CalFarm Life Insurance Company on December 29, 1995, Ford Life Insurance Company on February 29, 1996 and certain annuity contracts purchased from The Central National Life Insurance Company on April 1, 1996. While operating results in Fiscal 1997 include those of the Acquisitions, the results of operations in Fiscal 1996 do not, due to the completion dates of the acquisitions and the application of the purchase method of accounting (see Note 2 of Notes to Consolidated Financial Statements).

     PRETAX INCOME totaled $114.8 million in Fiscal 1997 and $92.6 million in Fiscal 1996. This $22.2 million improvement primarily resulted from increased net investment income and fee income which were partially offset by higher general and administrative expenses, net realized investment losses and amortization of deferred acquisition costs.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $143.7 million in Fiscal 1997 from $102.1 million in Fiscal 1996. These amounts represent 3.37% on average invested assets (computed on a daily basis) of $17.07 billion in Fiscal 1997 and 3.71% on average invested assets of $11.01 billion in Fiscal 1996. The invested assets associated with the Acquisitions were primarily high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio.
As a result of the Acquisitions, net investment income as a percent of average invested assets in Fiscal 1997 declined by 51 basis points.

     Net investment income also includes the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $1.15 billion in Fiscal 1997 and $1.00 billion in Fiscal 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.98% in Fiscal 1997 and 3.16% in Fiscal 1996. As a result of the Acquisitions, this difference declined by 28 basis points in Fiscal 1997.

     Investment income and the related yields on average invested assets totaled $370.5 million or 8.68% in Fiscal 1997 and $254.0 million or 9.23% in Fiscal 1996. The $116.5 million increase in investment income recorded in Fiscal 1997 and the related 55 basis point decline in yield that it represents both reflect the effects of the Acquisitions. In Fiscal 1997, the investment income associated with the Acquisitions aggregated $81.9 million, and reduced the overall investment yield of the Company by 56 basis points.

     Investment income also rose during Fiscal 1997 as a result of higher levels of average invested assets and additional partnership income. Partnership income increased to $57.8 million (representing a yield of 20.0% on related average assets of $1.16 billion) in Fiscal 1997, compared with $36.3 million (representing a yield of 18.03% on related average assets of $804.3 million) in Fiscal 1996. Partnership income includes income recognized by using the cost method of accounting, which amounted to $17.1 million in Fiscal 1997 and $18.3 million in Fiscal 1996. Such income is based upon cash distributions received from limited partnerships, the operations of which the Company does not significantly influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

     The Company has further enhanced investment yield through total return bond swap agreements (the "Total Return Agreements"). The Company recorded income of $8.2 million on the Total Return Agreements in Fiscal 1997, compared with $4.9 million recorded in Fiscal 1996. The improved results in Fiscal 1997 primarily reflect increases in the fair value of the underlying assets, resulting primarily from improved overall performance of the non-investment-grade bonds underlying the Total Return Agreements. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.)

     Total interest and dividend expense aggregated $226.9 million in Fiscal 1997 and $151.9 million in Fiscal 1996. The average rate paid on all interest-bearing liabilities was 5.70% (5.31% on fixed annuity contracts and 6.33% on guaranteed investment contracts ("GICs")) in Fiscal 1997, compared with 6.07% (5.61% on fixed annuity contracts and 6.70% on GICs) in Fiscal 1996. Interest-bearing liabilities averaged $15.91 billion during Fiscal 1997, compared with $10.01 billion during Fiscal 1996.

     Total interest and dividend expense and the average rate paid on all interest-bearing liabilities in Fiscal 1997 also reflect the impact of the Acquisitions. The interest-bearing liabilities associated with the Acquisitions are primarily single premium deferred annuities that carry a lower average crediting rate than the average crediting rate paid on the Company's other annuity liabilities. Assumption of these additional interest-bearing liabilities increased total interest and dividend expense by $57.1 million and reduced the average rate paid on all interest-bearing liabilities by 28 basis points and on fixed annuity contracts by 27 basis points in Fiscal 1997. These favorable effects of the Acquisitions complemented a modest nine basis point decline in the average crediting rate on the Company's remaining interest-bearing liabilities. This decline resulted primarily from a 37 basis point decline in the average crediting rate on the Company's GIC liabilities, partially offset by the effects of increases in the percentage of average interest-bearing liabilities composed of preferred securities of subsidiary grantor trusts and GICs, which generally bear higher interest rates than the average interest rate on the other interest-bearing liabilities of the Company.

     GROWTH IN AVERAGE INVESTED ASSETS to $17.07 billion in Fiscal 1997 primarily reflects the impact of the Acquisitions. In the aggregate, the Acquisitions contributed $4.39 billion to the Company's average invested assets in Fiscal 1997. The Company intends to continue to pursue a strategy of enhancing its internal growth with complementary acquisitions. On November 29, 1996, the Company entered into a definitive agreement to acquire John Alden Financial Corporation's annuity operations (which had approximately $5.00 billion of fixed annuity reserves at September 30, 1996) for approximately $240.0 million in cash. The acquisition is subject to customary conditions and required regulatory approvals, and is expected to be completed by the end of the first calendar quarter of 1997.

     Average invested assets also increased in Fiscal 1997 as a result of sales of the Company's fixed-rate products, consisting of both fixed annuities (including the fixed accounts of variable annuity products) and GICs, and $762.3 million of aggregate net proceeds from the issuances of preferred securities of a subsidiary grantor trust and long-term notes. Since December 31, 1995, fixed annuity premiums have aggregated $1.27 billion and GIC premiums have totaled $1.33 billion. Fixed annuity premiums totaled $427.4 million in Fiscal 1997, nearly triple the $147.3 million recorded in Fiscal 1996. These premiums include premiums for the fixed accounts of variable annuities totaling $388.4 million and $64.1 million, respectively. This increase in premiums for the fixed accounts of variable annuities resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently sign up for the option to dollar cost average into the variable fund. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the separate accounts.

     GIC premiums increased to $540.6 million in Fiscal 1997 from $231.5 million in Fiscal 1996. The increase in GIC premiums in Fiscal 1997 reflects an expansion of the GIC client base due, in part, to a broadening of the Company's distribution channels and product line, specifically its AAA/Aaa-rated credit-enhanced GIC product. GIC premiums in 1997 also reflect increased sales of longer-maturity products to banks and asset management firms.

     The GICs issued by the Company generally guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. The Company generally imposes surrender penalties in the event of other withdrawals prior to maturity. GICs purchased by banks or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $9.3 million in Fiscal 1997, compared with net realized investment gains of $1.4 million in Fiscal 1996. Net realized investment gains/losses include impairment writedowns of $7.6 million in Fiscal 1997 and $6.8 million in Fiscal 1996. Therefore, net losses from sales of investments totaled $1.7 million in Fiscal 1997, compared with $8.2 million of realized net gains in Fiscal 1996.

     Net losses from sales of investments in Fiscal 1997 include $6.5 million of net losses realized on sales of bonds and notes and $4.2 million of net gains realized on sales of common stocks. Net gains from sales of investments in Fiscal 1996 include $6.5 million of net gains realized on sales of other invested assets, principally leveraged leases, and $1.3 million of net gains realized on sales of common stocks. Sales of investments are generally made to maximize total return.

     Impairment writedowns in Fiscal 1997 include provisions of $3.7 million applied to real estate, $2.6 million applied to defaulted bonds and $1.3 million applied to common stocks. Impairment writedowns in Fiscal 1996 include $5.7 million of provisions applied to defaulted bonds. Impairment writedowns, on an annualized basis, represent 0.18% and 0.25% of average invested assets in Fiscal 1997 and 1996, respectively. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $30.9 million in Fiscal 1997 and $24.4 million in Fiscal 1996. The increase in variable annuity fees in Fiscal 1997 reflects growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $6.68 billion during Fiscal 1997 and $5.33 billion during Fiscal 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $950.9 million since December 31, 1995. Variable annuity premiums increased to $231.7 million in Fiscal 1997 from $210.0 million in Fiscal 1996. This increase may be attributed, in part, to a heightened demand for equity investments, principally as a result of generally improved market performance. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $13.3 million in Fiscal 1997 and $9.2 million in Fiscal 1996. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $3.28 billion in Fiscal 1997 and $2.26 billion in Fiscal 1996. The significant increases in sales and net retained commissions during Fiscal 1997 reflect a greater number of registered representatives (largely due to the acquisition of Advantage Capital Corporation, a Houston-based broker-dealer, on January 3,
1996), and higher average production, combined with generally favorable market conditions. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $6.4 million on average assets managed of $2.21 billion in Fiscal 1997 and $6.5 million on average assets managed of $2.15 billion in Fiscal 1996. Asset management fees decreased slightly in Fiscal 1997, despite a modest increase in average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $249.5 million since December 31, 1995. Mutual fund sales totaled $62.3 million in Fiscal 1997 and $36.3 million in Fiscal 1996. Higher mutual fund sales in Fiscal 1997 include $14.3 million of sales from the Company's "Style Select Series," a product introduced in November 1996. Sales in Fiscal 1997 also reflect the combined effects of additional advertising, increased distribution, the favorable performance records of certain of the Company's mutual funds and heightened demand for equity investments, principally as a result of improved market performance. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $103.7 million in Fiscal 1997 and $97.6 million in Fiscal 1996.

     LOAN SERVICING FEES are earned by the Company's subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing these sold loans. Such fee income totaled $5.8 million on average loans serviced of $478.1 million in Fiscal 1997, compared with $5.6 million on average loans serviced of $440.7 million in Fiscal 1996.

     TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified pension plans. Trust fees increased to $4.5 million in Fiscal 1997 (on an average of 203,000 trust accounts) from $4.2 million in Fiscal 1996 (on an average of 198,000 trust accounts).

     SURRENDER CHARGES on fixed and variable annuities totaled $6.6 million in Fiscal 1997 (including $3.6 million attributable to the Acquisitions) and $2.6 million in Fiscal 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $410.4 million (including $105.5 million attributable to the Acquisitions) in Fiscal 1997 and $284.5 million in Fiscal 1996. These payments represent 10.5% (9.5% of average fixed annuity reserves associated with the Acquisitions) and 11.8%, respectively, of the aggregate of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $177.3 million in Fiscal 1997 and $155.4 million in Fiscal 1996. Excluding the effects of the Acquisitions, withdrawal payments represented 10.8% of related average fixed and variable annuity reserves in Fiscal 1997. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $59.1 million in Fiscal 1997 and $44.1 million in Fiscal 1996. Expenses in Fiscal 1997 include a $3.0 million provision for estimated programming costs associated with the year 2000. Expenses in Fiscal 1997 also reflect the impact of the Acquisitions, including Advantage Capital Corporation. Expenses remain closely controlled through a company-wide cost containment program and continue to represent approximately 1% of average total assets on an annualized basis.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $30.4 million in Fiscal 1997 and $21.1 million in Fiscal 1996 and represent, for each period, on an annualized basis, approximately 15% of the balance of deferred acquisition costs at the beginning of each period. The increase in Fiscal 1997 primarily reflects the amortization of the deferred acquisition costs attributable to the Acquisitions, which aggregated $8.2 million. Amortization has also increased due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

     INCOME TAX EXPENSE totaled $34.4 million in Fiscal 1997 and $27.8 million in Fiscal 1996, representing effective annualized tax rates of 30% in both periods. These tax rates reflect the favorable impact of affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDERS' EQUITY increased by $42.6 million to $1.70 billion at December 31, 1996 from $1.66 billion at September 30, 1996, primarily as a result of the $80.4 million of net income recorded in Fiscal 1997. Shareholders' equity at December 31, 1996 was also favorably impacted by the recording of a $56.1 million net unrealized gain on debt and equity securities available for sale, a $73.1 million improvement over the $17.0 million net unrealized loss recorded at September 30, 1996. These favorable factors were partially offset by $55.2 million of aggregate issuance costs resulting from the November 1996 public offering of Premium Equity Redemption Cumulative Security Units and preferred securities of a subsidiary grantor trust, a $48.7 million reduction in outstanding preferred stock, resulting from the redemption of the Company's Adjustable Rate Cumulative Preferred Stock, Series C, and $17.4 million of dividends paid to shareholders.

     BOOK VALUE PER SHARE amounted to $12.46 at December 31, 1996, compared with $11.69 at September 30, 1996. Excluding net unrealized gains and losses on debt and equity securities available for sale, book value per share amounted to $12.03 at December 31, 1996 and $11.82 at September 30, 1996. On a pro forma basis, assuming that the Premium Equity Redemption Cumulative Security Units were converted to Common Stock, book value per share would have been $14.50 at December 31, 1996.

     TOTAL ASSETS increased by $2.26 billion to $25.99 billion at December 31, 1996 from $23.73 billion at September 30, 1996, principally due to a $1.74 billion increase in invested assets and a $489.3 million increase in the separate accounts for variable annuities.

     INVESTED ASSETS at December 31, 1996 totaled $17.94 billion, compared with $16.20 billion at September 30, 1996. This $1.74 billion increase primarily resulted from the November 1996 issuances of $431.3 million of 6.20% notes and $310.0 million of preferred securities of a subsidiary grantor trust, sales of GICs and fixed annuity contracts and the $104.6 million net unrealized gain recorded on debt and equity securities available for sale at December 31, 1996, a $143.7 million improvement over the $39.1 million net unrealized loss recorded on such securities at September 30, 1996.

     The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO had an aggregate fair value that exceeded its amortized cost by $45.9 million at December 31, 1996. At September 30, 1996, the amortized cost of the Bond Portfolio exceeded its fair value by $75.6 million. The net unrealized gain on the Bond Portfolio since September 30, 1996 principally reflects the lower relative prevailing interest rates at December 31, 1996 and their corresponding effect on the fair value of the Bond Portfolio.


     All of the Bond Portfolio ($13.62 billion at amortized cost, excluding $106.4 million of redeemable preferred stocks) at December 31, 1996 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At December 31, 1996, approximately
$12.17 billion of the Bond Portfolio (at amortized cost) was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $6.10 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At December 31, 1996, the Bond Portfolio included $1.45 billion (fair value, $1.49 billion) of bonds not rated investment grade by S&P, Moody's, DCR, Fitch or the NAIC. Based on their December 31, 1996 amortized cost, these non-investment-grade bonds accounted for 5.6% of the Company's total assets and 8.1% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $358.2 million at December 31, 1996 (see "Asset-Liability Matching").

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that the proportion of its portfolio invested in such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at December 31, 1996. The table on the following page summarizes the Company's rated bonds by rating classification.


                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                 Issues not rated by S&P/Moody's/
    Issues rated by S&P/Moody's/D&P/Fitch          DCR/Fitch, by NAIC category                      Total
----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [DCR]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $8,757,435   $8,740,577       1     $  787,152   $  793,201   $9,544,587     53.52%   $9,533,778
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        2,206,935    2,215,762       2        423,765      433,909    2,630,700     14.75     2,649,671
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            208,919      217,642       3        110,901      115,875      319,820      1.79       333,517
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              679,488      700,162       4        307,703      315,328      987,191      5.54     1,015,490
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             79,807       83,612       5         52,884       46,697      132,691      0.74       130,309
CI to D
  [DD]
  {D}                          --           --       6          9,580        9,380        9,580      0.05         9,380
                      -----------  -----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES    $11,932,584  $11,957,755             $1,691,985   $1,714,390  $13,624,569             $13,672,145
                      ===========  ===========             ==========   ==========  ===========             ===========

Footnotes appear on the following page.


      Footnotes to the table of rated bonds by rating classification
      ---------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. DCR rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, DCR and Fitch ratings if rated by multiple agencies.

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. A substantial portion of the assets in the NAIC categories were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.


     Senior Secured Loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $1.57 billion at December 31, 1996.
Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1996, Secured Loans consisted of loans to approximately 250 borrowers spanning 40 industries, with 13% of these assets (at amortized cost) concentrated in utilities, 13% concentrated in the leisure industry and 11% concentrated in financial institutions. No other industry concentration constituted more than 7% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The Company's Secured Loans are rated by S&P, Moody's, DCR, Fitch or by the Company or the NAIC, pursuant to comparable statutory ratings guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $1.71 billion at December 31, 1996 and consisted of 642 first mortgage loans with an average loan balance of approximately $2.7 million, collateralized by properties located in 35 states. Approximately 44% of the portfolio was multifamily residential, 20% was retail, 13% was manufactured housing, 5% was industrial, 5% was office and 13% was other types. At December 31, 1996, approximately 23% of the portfolio was secured by properties located in California, 10% by properties located in Texas and no more than 9% of the portfolio was secured by properties located in any other single state. At December 31, 1996, there were 32 loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 27% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At December 31, 1996, approximately 20% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2000. During Fiscal 1997 and Fiscal 1996, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the portfolio.

      Approximately 24% of the mortgage loans in the portfolio at December 31, 1996 were seasoned loans underwritten to the Company's standards and purchased at or near par from the Resolution Trust Corporation or other financial institutions, many of which were downsizing their portfolios. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      PARTNERSHIP investments totaled $1.17 billion at December 31, 1996, constituting investments in approximately 550 separate partnerships with an average size of approximately $2.2 million. This portfolio includes:
(i) $448.5 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 450 separate issuers; (ii) $604.8 million of partnerships that make tax-advantaged investments in affordable housing, currently involving approximately 460 multifamily properties in 40 states; and
(iii) $119.8 million of partnerships that invest in mortgage loans and income-producing real estate. At December 31, 1996, $535.6 million of the Company's partnerships was accounted for by using the cost method and $637.5 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated for the affordable housing partnerships by the marketability of the tax credits they generate. The Company believes that these risks are acceptable in light of anticipated partnership returns and the contractual termination provisions contained in the partnership agreements.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general economic conditions. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 86% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at December 31, 1996.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At December 31, 1996, the weighted average life of the Company's investments was approximately 5.0 years and the duration was approximately 3.3. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      As a component of its investment strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At December 31, 1996, the Company had 23 outstanding Swap Agreements with an aggregate notional principal amount of $1.11 billion. These agreements mature in various years through 2002 and have an average remaining maturity of 36 months.

      The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos"), dollar roll transactions ("Dollar Rolls") and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos, Dollar Rolls and Total Return Agreements. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. Total Return Agreements effectively exchange a fixed rate of interest on the notional amount for the coupon income plus or minus the increase or decrease in the fair value of specified non-investment-grade bonds. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $55.2 million at December 31, 1996 (at amortized cost, with a fair value of $50.5 million), including
$33.5 million of bonds and notes and $21.7 million of mortgage loans. At December 31, 1996, defaulted investments constituted 0.3% of total invested assets. At September 30, 1996, defaulted investments totaled $28.7 million and constituted 0.2% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1996, approximately $7.14 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $216.8 million, while approximately $6.59 billion of the Bond Portfolio had an aggregate unrealized loss of $170.9 million. In addition, $577.5 million remains available to the Company to issue securities under a shelf registration statement filed in October 1996. Further, the Company's investment portfolio currently provides approximately $162.6 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at December 31, 1996, had invested assets with a fair value of $1.64 billion and outstanding senior indebtedness of $1.00 billion, comprising all of the Company's outstanding senior indebtedness. Additionally, as of December 31, 1996, the Parent had three GICs purchased by local government entities which aggregated $243.9 million.

      During November 1996, October 1995 and June 1995, respectively, the Parent purchased the common securities of SunAmerica Capital Trust III, SunAmerica Capital Trust II and SunAmerica Capital Trust I (the "Grantor Trusts") and issued an aggregate of $566.2 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of the preferred securities of the Grantor Trusts (see Note 2 of Notes to Consolidated Financial Statements).

      The Parent's annual debt service with respect to its senior indebtedness, GIC obligations and Debentures totals $97.2 million for the remainder of fiscal 1997, $169.1 million for fiscal 1998, $280.7 million for fiscal 1999, $563.4 million for fiscal 2000, $127.8 million for fiscal 2001 and $3.61 billion, in the aggregate, thereafter. On or before October 31, 1999, the Company is contractually scheduled to receive $431.3 million upon delivery of
11.5 million shares of the Company's Common Stock in accordance with the terms of the Company's Premium Equity Redemption Cumulative Security Units.

      The Parent received dividends from its regulated life insurance subsidiaries of $94.3 million in March 1996 and $69.2 million in March 1995. The Parent also received dividends of $0.7 million during Fiscal 1997 and $16.0 million in the fiscal year 1996 from its other directly owned subsidiaries.
At December 31, 1996, there was approximately $115 million of dividends available to the Parent from its regulated life insurance subsidiaries.

      The Company has transferred to third-party investors certain of its interests in various partnerships that make tax-advantaged affordable housing investments. As part of these transactions, the Parent has agreed to advance monies to support the operations of the underlying housing projects, if required, and has guaranteed that the transferred partnerships will provide, as of the transfer date and under then current tax laws, a specified level of associated tax credits and deductions to the third-party investors. In fiscal 1996, the Company prospectively adopted the accounting provisions of EITF Consensus No. 94-1 for affordable housing investments made after May 1995, the date of the consensus. Accordingly, syndication compensation is recognized in income upon transfer of the partnerships and the remaining income is deferred and amortized over a 15-year period. Previously, a portion of the income was deferred to absorb estimated payments under the guarantees with the remainder recognized in income at the date of transfer. The adoption of the consensus did not have a material effect on net income in Fiscal 1997, nor is it expected to materially affect future net income. Based on an evaluation of the underlying housing projects, management does not anticipate any material cash payments with respect to the guarantees.

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


      SunAmerica Asset Management Corp. is registered with the SEC as a registered investment advisor under the Investment Advisors Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management Corp. and the mutual funds are subject to regulation and examination by the SEC. In addition, variable annuities and the related separate accounts of the Company's life insurance subsidiaries are subject to regulation by the SEC under the Securities Act of 1933 and the Investment Company Act of 1940.

      Resources Trust Company is subject to regulation by the Colorado State Banking Board and the Federal Deposit Insurance Corporation.

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


                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS

10.1 Amendment and Restatement, dated as of December 31, 1996, to the $250,000,000 Credit Agreement, among the Company and SunAmerica Financial, Inc., as Borrowers and Citibank, N.A. as Agent for the banks named therein.

10.2  Executive Savings Plan, effective January 1, 1997.

11    Statement re computation of per-share earnings.

27    Financial Data Schedule.

REPORTS ON FORM 8-K

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

      On January 27, 1997, the company filed a Current Report on Form 8-K announcing its first quarter 1997 earnings and its financial position at December 31, 1996.


                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION
                                 (Continued)




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


Dated      February 13, 1997              /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated      February 13, 1997               /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller



                               SUNAMERICA INC.



LISTS OF EXHIBITS FILED
-----------------------

10.1 Amendment and Restatement, dated as of December 31, 1996, to the $250,000,000 Credit Agreement, among the Company and SunAmerica Financial, Inc., as Borrowers and Citibank, N.A. as Agent for the banks named therein.

10.2  Executive Savings Plan, effective January 1, 1997.

11    Statement re computation of per-share earnings.

27    Financial Data Schedule.