Form 10-Q
period 1997-03-31
SUNAMERICA INC
filed 1997-05-15
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 1997
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 108,598,988 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 10,848,468 shares outstanding










                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      March 31, 1997 and September 30, 1996                            3-4


      Consolidated Income Statement (Unaudited) -
      Three Months and Six Months Ended March 31, 1997 and 1996         5


      Consolidated Statement of Cash Flows (Unaudited) -
      Six Months Ended March 31, 1997 and 1996                          6-7


      Notes to Consolidated Financial Statements (Unaudited)            8-13


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             14-32


Part II - Other Information                                             33-35



                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)




                                                    March 31,    September 30,
                                                        1997             1996
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $  1,267,977    $     529,363
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at fair value
      (amortized cost: March 31, 1997,
      $17,351,071; September 30, 1996,
      $12,657,620)                                 17,197,591       12,582,024
  Mortgage loans                                    3,086,249        1,652,257
  Common stocks, at fair value
    (cost: March 31, 1997 $42,119;
    September 30, 1996, $44,871)                       87,214           81,385
  Partnerships                                      1,083,253        1,071,857
  Real estate                                          84,995          105,321
  Other invested assets                               273,164          177,577
                                                 ------------    -------------
  Total investments                                23,080,443       16,199,784

Variable annuity assets                             7,100,517        6,380,458
Accrued investment income                             253,057          186,803
Deferred acquisition costs                          1,257,842          782,300
Other assets                                          225,289          177,476
                                                 ------------    -------------
TOTAL ASSETS                                     $ 31,917,148    $  23,726,821
                                                 ============    =============



See accompanying notes


                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                    March 31,    September 30,
                                                        1997             1996
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $ 14,978,948    $   9,654,674
  Reserves for guaranteed investment contracts      5,151,894        4,169,028
  Trust deposits                                      457,335          436,048
  Payable to brokers for purchases of securities      175,929           42,518
  Income taxes currently payable                        8,974           18,436
  Other liabilities                                   728,940          428,718
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                        21,502,020       14,749,422
                                                 ------------    -------------
Variable annuity liabilities                        7,100,517        6,380,458
                                                 ------------    -------------
Long-term notes and debentures                      1,004,585          573,335
                                                 ------------    -------------
Deferred income taxes                                 115,220          125,417
                                                 ------------    -------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary grantor
  trusts whose sole assets are junior
  subordinated debentures of the Company              547,631          237,631
                                                 ------------    -------------
Shareholders' equity:
  Preferred Stock                                     335,869          384,549
  Nontransferable Class B Stock                        10,848           10,848
  Common Stock                                        108,599          108,604
  Additional paid-in capital                          247,933          304,295
  Retained earnings                                 1,001,896          869,215
  Net unrealized losses on debt and
    equity securities available for sale              (57,970)         (16,953)
                                                 ------------    -------------
  Total shareholders' equity                        1,647,175        1,660,558
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 31,917,148    $  23,726,821
                                                 ============    =============


See accompanying notes

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
       For the three months and six months ended March 31, 1997 and 1996
             (In thousands, except per-share amounts - unaudited)
                                                 Three months              Six months
                                            ---------------------    ---------------------
                                                 1997        1996         1997        1996
                                            ---------   ---------    ---------   ---------
Investment income                           $ 393,676   $ 287,538    $ 764,221   $ 541,528
                                            ---------   ---------    ---------   ---------
Interest expense on:
  Fixed annuity contracts                    (128,104)    (89,588)    (256,999)   (157,684)
  Guaranteed investment contracts             (76,316)    (59,918)    (143,495)   (121,342)
  Trust deposits                               (2,538)     (2,552)      (4,960)     (5,123)
  Senior indebtedness                         (23,109)    (18,014)     (42,900)    (33,066)
                                            ---------   ---------    ---------   ---------
  Total interest expense                     (230,067)   (170,072)    (448,354)   (317,215)
                                            ---------   ---------    ---------   ---------
Dividends paid on preferred
  securities of grantor trusts                (11,605)     (5,172)     (20,194)     (9,893)
                                            ---------   ---------    ---------   ---------
NET INVESTMENT INCOME                         152,004     112,294      295,673     214,420
                                            ---------   ---------    ---------   ---------
NET REALIZED INVESTMENT LOSSES                 (9,442)     (3,589)     (18,746)     (2,185)
                                            ---------   ---------    ---------   ---------
Fee income:
  Variable annuity fees                        32,702      25,337       63,600      49,753
  Net retained commissions                     15,792      13,340       29,114      22,501
  Asset management fees                         6,305       6,361       12,723      12,864
  Loan servicing fees                           6,238       6,203       12,007      11,773
  Trust fees                                    4,432       4,126        8,887       8,321
                                            ---------   ---------    ---------   ---------
TOTAL FEE INCOME                               65,469      55,367      126,331     105,212
                                            ---------   ---------    ---------   ---------
Other income and expenses:
  Surrender charges                             6,372       5,025       13,007       7,613
  General and administrative expenses         (61,820)    (50,242)    (120,872)    (94,340)
  Amortization of deferred acquisition costs  (30,003)    (24,216)     (60,413)    (45,287)
  Other, net                                    1,454       2,802        3,822       4,594
                                            ---------   ---------    ---------   ---------
TOTAL OTHER INCOME AND EXPENSES               (83,997)    (66,631)    (164,456)   (127,420)
                                            ---------   ---------    ---------   ---------
PRETAX INCOME                                 124,034      97,441      238,802     190,027
Income tax expense                            (37,200)    (29,200)     (71,600)    (57,000)
                                            ---------   ---------    ---------   ---------
NET INCOME                                  $  86,834   $  68,241    $ 167,202   $ 133,027
                                            =========   =========    =========   =========
EARNINGS PER SHARE                          $    0.62   $    0.48    $    1.20   $    0.95
                                            =========   =========    =========   =========
NET EARNINGS APPLICABLE TO COMMON STOCK
  (used in the computation of earnings
  per share)                                $  84,803   $  65,358    $ 163,112   $ 127,261
                                            =========   =========    =========   =========
AVERAGE SHARES OUTSTANDING                    136,196     135,929      135,566     133,710
                                            =========   =========    =========   =========

See accompanying notes

                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the six months ended March 31, 1997 and 1996
                          (In thousands - unaudited)

                                                         1997             1996
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    167,202     $    133,027
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       256,999          157,684
        Guaranteed investment contracts               143,495          121,342
        Trust deposits                                  4,960            5,123
      Net realized investment losses                   18,746            2,185
      Accretion of net discounts on investments       (15,272)         (12,355)
      Provision for deferred income taxes               2,900          (41,005)
      Change in:
        Accrued investment income                     (16,350)          (6,917)
        Deferred acquisition costs                    (51,555)         (28,677)
        Other assets                                  (17,736)          (6,455)
        Income taxes currently payable                (30,076)          51,350
        Other liabilities                              66,456           (6,551)
      Other, net                                       (5,257)           4,393
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             524,512          373,144
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                                       (8,434,061)      (5,656,418)
    Mortgage loans                                   (324,774)        (150,319)
    Partnerships                                     (450,310)        (320,969)
    Other investments, excluding short-term
      investments                                    (124,631)         (66,755)
    Net assets of CalFarm Life Insurance Company           --         (168,665)
    Net assets of Ford Life Insurance Company              --            6,677
    The annuity business of John Alden Financial
      Corporation                                     178,803               --
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                        5,653,174        4,092,761
    Partnerships                                      273,109           97,657
    Other investments, excluding short-term
      investments                                     102,019           41,155
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                        1,529,071        1,184,301
    Mortgage loans                                    137,718           60,706
    Partnerships                                      312,063          114,294
    Other investments, excluding short-term
      investments                                       3,738           21,706
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES              (1,144,081)        (743,869)
                                                 ------------     ------------


                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the six months ended March 31, 1997 and 1996
                          (In thousands - unaudited)

                                                         1997             1996
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (34,521)    $    (32,011)
  Premium receipts on:
    Fixed annuity contracts                           824,103          518,375
    Guaranteed investment contracts                 1,232,586          514,916
  Net exchanges from the fixed accounts
    of variable annuity contracts                    (247,286)        (104,628)
  Receipts of trust deposits                          392,526          250,573
  Withdrawal payments on:
    Fixed annuity contracts                          (510,413)        (310,279)
    Guaranteed investment contracts                  (393,218)        (376,833)
    Trust deposits                                   (376,198)        (225,425)
  Claims and annuity payments on fixed
    annuity contracts                                (150,081)         (97,755)
  Net proceeds from issuances of long-term
    notes                                             429,383           47,478
  Net increase in other senior indebtedness                --           63,359
  Net repayments of other short-term financings       (14,197)        (275,704)
  Net proceeds from issuances of preferred
    securities of a subsidiary grantor trusts         299,541          179,532
  Net payment for redemption of Series C
    Preferred Stock                                   (48,680)              --
  Net proceeds from issuance of Series E
    Preferred Stock                                        --          240,556
  Payment of issuance costs of 8-1/2% Premium
    Equity Redemption Cumulative Security Units       (45,362)              --
                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           1,358,183          392,154
                                                 ------------     ------------
NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                         738,614           21,429

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  529,363          855,350
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $  1,267,977     $    876,779
                                                 ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     52,168     $     30,855
                                                 ============     ============
  Income taxes paid, net of refunds received     $     98,776     $     46,655
                                                 ============     ============
See accompanying notes


                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




1.    Basis of Presentation
      ---------------------
      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1997 and September 30, 1996, the results of its consolidated operations for the three months and six months ended March 31, 1997 and 1996 and its consolidated cash flows for the six months ended March 31, 1997 and 1996. The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1996, contained in the Company's 1996 Annual Report to Shareholders.

2.    Acquisitions
      ------------
      The Company acquired all of the outstanding stock of CalFarm Life Insurance Company ("CalFarm") and of Ford Life Insurance Company ("Ford Life") on December 29, 1995 and February 29, 1996, respectively. On April 1, 1996, the Company completed the acquisition of a block of annuity contracts (the "Central National Annuity Contracts") from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp. These acquisitions have been accounted for by using the purchase method of accounting. Accordingly, the income statements for the three months and six months ended March 31, 1996 include the results of CalFarm's operations for only the period from January 1, 1996 through March 31, 1996; Ford Life's operations for only the period from March 1, 1996 through March 31, 1996; and do not include the results of operations associated with the Central National Annuity Contracts. On a pro forma basis, assuming these acquisitions occurred on October 1, 1995, the beginning of the earliest period presented herein, revenues (investment income, net realized investment losses and fee income) would have been $391,113,000 and $777,416,000 for the three months and six months ended March 31, 1996, respectively, and net income would have been $73,290,000 ($0.52 per share) and $144,129,000 ($1.03 per share) for the three months and six months ended March 31, 1996, respectively.


                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




2.    Acquisitions   (Continued)
      ------------

      On March 31, 1997, the Company completed the acquisition of 1) a block of annuity contracts from John Alden Life Insurance Company, a subsidiary of John Alden Financial Corporation, and 2) all of the outstanding common stock of John Alden Life Insurance Company of New York, for a total cash purchase price of approximately $238,000,000. These acquisitions have been accounted for by using the purchase method of accounting. Accordingly, the income statements for the three months and six months ended March 31, 1997 and 1996 do not include the results of operations of these acquired businesses. The Company has acquired assets having an aggregate fair value of $5,041,313,000, composed primarily of invested assets totaling $4,990,574,000. Liabilities assumed in this transaction totaled $5,218,044,000, including $5,161,294,000 of fixed annuity reserves. An amount equal to the sum of the purchase price and the fair value of the net liabilities assumed, amounting to $414,731,000 at March 31, 1997, is included in Deferred Acquisition Costs in the balance sheet, and will be amortized, with interest, over the estimated lives of the assumed annuity contracts in proportion to the present value of estimated future profits. This acquisition cost is substantially less than a computation of the present value of estimated future profits discounted at the weighted average crediting rate.


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








                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)



4.    Earnings per Share
      ------------------

      The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options, phantom shares arising from other employee stock plans, Premium Equity Redemption Cumulative Security Units issued in November 1996 and convertible preferred stock, which includes the Series D and E Depositary Shares issued in March 1993 and November 1995, respectively. Common stock equivalents are included in the computation only if their effect is dilutive. Net Earnings Applicable to Common Stock are reduced by preferred stock dividend requirements, which amounted to $2,031,000 and $2,883,000 for the three months ended March 31, 1997 and 1996, respectively, and $4,090,000 and $5,766,000 for the six months ended March 31, 1997 and 1996, respectively. These preferred stock dividend requirements do not include dividends paid on the convertible issues, which amounted to $3,100,000 and $4,336,000 in the three months ended March 31, 1997 and 1996, respectively, and $6,200,000 and $9,328,000 in the six months ended March 31, 1997 and 1996, respectively.



                                      SUNAMERICA INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)
                                        (Continued)

5.    Ratios of Earnings to Fixed Charges
      -----------------------------------

      The ratios of earnings to fixed charges for the three months and six months ended
      March 31, 1997 and 1996 are as follows:
                                                  Three months           Six months
                                                 ---------------      ---------------
                                                  1997      1996       1997      1996
                                                 -----     -----      -----     -----
      Ratio of earnings to fixed charges
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      but exclude interest incurred on fixed
      annuities, guaranteed investment
      contracts and trust deposits)                4.6x      5.2x       4.8x      5.4x
                                                 =====     =====      =====     =====
      Ratio of earnings to fixed charges
      (which include dividends paid on
      preferred securities of grantor
      trusts and interest incurred on
      senior debt, fixed annuities,
      guaranteed investment contracts
      and trust deposits)                          1.5x      1.6x       1.5x      1.6x
                                                 =====     =====      =====     =====
      Ratio of earnings to combined fixed
      charges and preferred stock dividends
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      but exclude interest incurred on fixed
      annuities, guaranteed investment
      contracts and trust deposits)                3.8x      3.6x       3.9x      3.6x
                                                  ====      ====       ====      ====
      Ratio of earnings to combined fixed
      charges and preferred stock dividends
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      fixed annuities, guaranteed investment
      contracts and trust deposits)                1.5x      1.5x       1.5x      1.5x
                                                  ====      ====       ====      ====



                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)



6.    Subsequent Event
      ----------------

      In April 1997, the Company announced that it will redeem all 3,514,765 shares of its outstanding 9-1/4% Preferred Stock, Series B, for a cash payment equal to the liquidation amount of $25 plus accrued and unpaid dividends to the redemption date of $0.578125 per share. It also announced that SunAmerica Capital Trust I will redeem $52,630,875 liquidation amount of the 9.95% Trust Originated Preferred Securities (concurrent with the Company's redemption of the related 9.95% junior subordinated debentures) for a cash payment equal to the liquidation amount of $25 plus accrued and unpaid dividends to the redemption date of $0.52513889 per share. Both redemptions will occur on June 16, 1997.




         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



      Management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months and six months ended March 31, 1997 and 1996 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $86.8 million or $0.62 per share in the second quarter of 1997, up from $68.2 million or $0.48 per share in the second quarter of 1996. For the six months, net income amounted to $167.2 million or $1.20 per share in 1997, compared with $133.0 million or $0.95 per share in 1996. Net income reflects the effects of the acquisitions (the "Acquisitions") of CalFarm Life Insurance Company ("CalFarm") on December 29, 1995, Ford Life Insurance Company ("Ford Life") on February 29, 1996 and certain annuity contracts purchased from The Central National Life Insurance Company of Omaha (the "Central National Annuity Contracts") on April 1, 1996. While operating results in fiscal 1997 include those of the Acquisitions, the Acquisitions were accounted for under the purchase method of accounting, and, therefore, results of operations in fiscal 1996 include those of the Acquisitions only from their respective dates of acquisition. If the Acquisitions had been consummated at the beginning of the prior-year periods discussed herein, net income would have been $73.3 million ($0.52 per share) and $144.1 million ($1.03 per share) for the second quarter and the six months of 1996, respectively.

      PRETAX INCOME totaled $124.0 million in the second quarter of 1997 and $97.4 million in the second quarter of 1996. For the six months, pretax income totaled $238.8 million in 1997, compared with $190.0 million in 1996. These improvements primarily resulted from increased net investment income and fee income, partially offset by additional general and administrative expenses, amortization of deferred acquisition costs and net realized investment losses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $152.0 million in the second quarter of 1997 from $112.3 million in the second quarter of 1996. These amounts represent 3.33% on average invested assets (computed on a daily basis) of $18.26 billion in the second quarter of 1997 and 3.40% on average invested assets of $13.23 billion in the second quarter of 1996. For the six months, net investment income increased to $295.7 million in 1997 from $214.4 million in 1996, representing 3.35% on average invested assets of $17.66 billion in 1997 and 3.54% on average invested assets of $12.12 billion in 1996. The invested assets associated with the Acquisitions were primarily high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio.
As a result of the Acquisitions, net investment income as a percent of average invested assets in the 1997 periods has declined. However, if the Acquisitions had been consummated at the beginning of the prior-year periods, net investment income would have represented 3.05% on related average invested assets for the second quarter and for the six months of 1996.

      Net investment income also includes the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $1.22 billion in the second quarter of 1997, $1.08 billion in the second quarter of 1996, $1.19 billion in the six months of 1997 and $1.04 billion in the six months of 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.95% in the second quarter of 1997, 2.92% in the second quarter of 1996, 2.96% in the six months of 1997 and 3.03% in the six months of 1996. If the Acquisitions had been consummated at the beginning of the prior-year periods, the difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities would have been 2.72% and 2.73% for the second quarter and six months of 1996, respectively.




      Investment income totaled $393.7 million in the second quarter of 1997, up from $287.5 million in the second quarter of 1996. For the six months, investment income amounted to $764.2 million in 1997, up $222.7 million from the $541.5 million recorded in 1996. These amounts represent yields on average invested assets of 8.62% and 8.69% in the second quarters of 1997 and 1996, respectively, and 8.65% and 8.94% in the six months of 1997 and 1996, respectively. Increases in income and decreases in yields reflect the effects of the Acquisitions. However, if the Acquisitions had been consummated at the beginning of the prior-year periods, the yields on average invested assets would have been 8.43% and 8.54% for the second quarter and the six months of 1996, respectively. The increases in investment income in 1997 also reflect increases in average invested assets (in excess of those contributed by the Acquisitions), higher prevailing interest rates and an increase in partnership investments.

      Partnership income increased to $68.8 million (representing a yield of 25.41% on related average assets of $1.08 billion) in the second quarter of 1997, compared with $29.8 million (representing a yield of 13.80% on related average assets of $863.5 million) in the second quarter of 1996. For the six months, partnership income amounted to $126.6 million (representing a yield of 22.60% on related average assets of $1.12 billion) in 1997, compared with $66.0 million (representing a yield of 15.84% on related average assets of $833.9 million). Partnership income includes income recognized by using the cost method of accounting, which amounted to $33.1 million in the second quarter of 1997, $8.4 million in the second quarter of 1996, $50.1 million in the six months of 1997 and $26.7 million in the six months of 1996. Such income is based upon cash distributions received from limited partnerships, the operations of which the Company does not significantly influence.
Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      The Company has enhanced investment yield from time to time through total return bond swap agreements (the "Total Return Agreements"). The Company recorded losses of $0.5 million on the Total Return Agreements in the second quarter of 1997, compared with $14.3 million of income recorded in the second quarter of 1996. For the six months, the Company recorded income of $7.7 million on the Total Return Agreements in 1997, compared with $19.2 million in 1996. The reduced income recorded on the Total Return Agreements during 1997 principally resulted from the higher relative prevailing interest rates at March 31, 1997, and their corresponding effect on the fair value of the underlying assets, and poor general performance in the non-investment grade bond sector during the second quarter of 1997. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.)

      Total interest and dividend expense aggregated $241.7 million in the second quarter of 1997 and $175.2 million in the second quarter of 1996. For the six months, interest expense aggregated $468.5 million in 1997, compared with $327.1 million in 1996. The average rate paid on all interest-bearing liabilities was 5.67% (5.25% on fixed annuity contracts and 6.22% on guaranteed investment contracts ("GICs")) in the second quarter of 1997, compared with 5.77% (5.44% on fixed annuity contracts and 6.34% on GICs) in the second quarter of 1996. For the six months, the average rate paid on all interest-bearing liabilities decreased to 5.69% (5.28% on fixed annuity contracts and 6.27% on GICs) in 1997 from 5.91% (5.51% on fixed annuity contracts and 6.52% on GICs) in 1996. Interest-bearing liabilities averaged $17.04 billion during the second quarter of 1997, $12.15 billion during the second quarter of 1996, $16.48 billion during the six months of 1997 and $11.08 billion during the six months of 1996. If the Acquisitions had occurred at the beginning of the prior-year periods, the average rate on all interest-bearing liabilities would have been 5.72% (5.46% on fixed annuity contracts) and 5.81% (5.52% on fixed annuity contracts) for the second quarter and six months of 1996, respectively.

      The decreases during 1997 in the average rate paid on all interest bearing liabilities from the rate that would have been reported had the Acquisitions been consummated at the beginning of the prior-year periods primarily resulted from decreased average crediting rates on the Company's annuity liabilities. These decreases were partially offset by the effects of increases in the percentage of average interest-bearing liabilities composed of GICs and preferred securities of subsidiary grantor trusts, which generally bear higher interest rates than the average interest rate on the Company's other interest-bearing liabilities. The decreased average crediting rate on the Company's annuity liabilities reflects the lowering of renewal crediting rates on acquired annuity liabilities, as well as on certain older blocks of business.

      GROWTH IN AVERAGE INVESTED ASSETS since 1996 primarily reflects the impact of the Acquisitions. As part of the Acquisitions, the Company acquired $722.5 million of invested assets of CalFarm on December 29, 1995, $3.10 billion of invested assets of Ford Life on February 29, 1996 and the $908.8 million of invested assets associated with the Central National Annuity Contracts on April 1, 1996. The Company intends to continue to pursue a strategy of enhancing its internal growth with complementary acquisitions. (See "Financial Condition and Liquidity" and Note 2 of Notes to Consolidated Financial Statements regarding the March 31, 1997 acquisition of the annuity business of John Alden Financial Corporation (the "John Alden Acquisition").)

       Average invested assets also increased in 1997 as a result of sales of the Company's fixed-rate products, consisting of both GICs and fixed annuities (including the fixed accounts of variable annuity products), and $728.9 million of net proceeds from the issuance of long-term notes. Since March 31, 1996, GIC premiums have totaled $1.74 billion and fixed annuity premiums have aggregated $1.30 billion. GIC premiums more than doubled to $692.0 million in the second quarter of 1997 from $283.4 million in the second quarter of 1996 and to $1.23 billion in the six months of 1997 from $514.9 million in the six months of 1996. The increases in GIC premiums reflect an expansion of the GIC client base due, in part, to a broadening of the Company's distribution channels and product line, specifically its AAA/Aaa-rated credit-enhanced GIC product. GIC premiums in 1997 also reflect increased sales of longer-maturity products to banks and asset management firms.





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

      Fixed annuity premiums totaled $396.7 million in the second quarter of 1997, $371.0 million in the second quarter of 1996, $824.1 million in the six months of 1997 and $518.4 million in the six months of 1996. These premiums include premiums for the fixed accounts of variable annuities totaling $346.1 million, $329.9 million, $734.5 million and $394.1 million, respectively. The increases in premiums for the fixed accounts of variable annuities resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently elect the option to dollar cost average into one or more variable funds. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

      NET REALIZED INVESTMENT LOSSES totaled $9.4 million in the second quarter of 1997, compared with $3.6 million in the second quarter of 1996. Net realized investment losses include impairment writedowns of $12.5 million in the second quarter of 1997 and $8.5 million in the second quarter of 1996. Therefore, net gains from sales of investments totaled $3.1 million in the second quarter of 1997, compared with $4.9 million in the second quarter of 1996. For the six months, net realized investment losses totaled $18.7 million in 1997, compared with $2.2 million in 1996 and include impairment writedowns of $20.1 million and $15.4 million, respectively. Therefore, for the six months, net gains from sales of investments totaled $1.4 million in 1997 and $13.2 million in 1996.

      Net gains from sales of investments in 1997 include $11.7 million of net losses ($5.2 million in the second quarter) realized on sales of bonds and notes and $13.2 million of net gains ($9.0 million in the second quarter) realized on sales of common stocks. Net gains from sales of investments in 1996 include $11.8 million of net gains ($5.3 million in the second quarter) realized on sales of other invested assets, principally leveraged leases, $1.8 million of net losses ($2.0 million in the second quarter) realized on sales of bonds and $3.3 million of net gains ($2.0 million in the second quarter) realized on sales of common stocks. Sales of investments are generally made to maximize total return.



      Impairment writedowns in 1997 include provisions of $10.6 million applied to defaulted bonds ($8.0 million in the second quarter), $5.8 million applied to real estate ($2.0 million in the second quarter), $2.5 million applied to mortgage loans during the second quarter and $1.2 million applied to common stocks in the first quarter. Impairment writedowns in 1996 include
$10.7 million ($5.0 million in the second quarter) of provisions applied to defaulted bonds. Impairment writedowns, on an annualized basis, represent 0.28%, 0.26%, 0.23% and 0.25% of average invested assets for the second quarters of 1997 and 1996 and the six months of 1997 and 1996, respectively. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $32.7 million in the second quarter of 1997 and $25.3 million in the second quarter of 1996. For the six months, variable annuity fees totaled $63.6 million in 1997, compared with $49.8 million in 1996. These increases reflect growth in average variable annuity assets, due to increased market values, net exchanges into the separate accounts from the fixed accounts of variable annuity contracts and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $7.20 billion during the second quarter of 1997 and $5.63 billion during the second quarter of 1996. For the six months, variable annuity assets averaged $6.94 billion in 1997, compared with $5.48 million in 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.04 billion since March 31, 1996. Variable annuity premiums increased to $314.0 million in the second quarter of 1997 from $224.5 million in the second quarter of 1996. For the six months, variable annuity premiums totaled $545.7 million in 1997, compared with $434.5 million in 1996. These increases may be attributed, in part, to market share gains through enhanced distribution, as well as strong demand for equity investments, principally as a result of generally favorable market conditions. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $15.8 million in the second quarter of 1997 and $13.3 million in the second quarter of 1996. For the six months, net retained commissions totaled $29.1 million in 1997, compared with $22.5 million in 1996. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $4.32 billion in the second quarter of 1997 and $3.73 billion in the second quarter of 1996. For the six months, such sales totaled $7.60 billion in 1997 and $5.99 billion in 1996. The increases in sales and net retained commissions during 1997 reflect a greater number of registered representatives (largely due to the January 3, 1996 acquisition of Advantage Capital Corporation, a Houston-based broker-dealer, which licenses 1,000 independent registered representatives, and the January 22, 1997 acquisition of The Financial Group, Inc., which, through its subsidiary, Keogler Morgan & Company, licenses over 400 independent registered representatives), and higher average production, combined with generally favorable market conditions. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $6.3 million on average assets managed of $2.31 billion in the second quarter of 1997 and $6.4 million on average assets managed of $2.15 billion in the second quarter of 1996. For the six months, asset management fees totaled $12.7 million on average assets managed of $2.26 billion in 1997, compared with $12.9 million on average assets managed of $2.15 billion in 1996. Asset management fees decreased slightly in 1997, despite increases in average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $305.7 million since March 31, 1996. Mutual fund sales totaled $119.9 million in the second quarter of 1997, up $56.3 million from the $63.6 million recorded in the second quarter of 1996. For the six months, such sales totaled $182.3 million in 1997, up from $99.9 million in 1996. The significant increases in sales in the 1997 periods principally resulted from the introduction in November 1996 of the Company's "Style Select Series" product. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $110.4 million in the second quarter of 1997 and $102.1 million in the second quarter of 1996. For the six months, such redemptions amounted to $214.1 million in 1997 and $199.6 million in 1996.

      LOAN SERVICING FEES are earned by the Company's subsidiary, Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing these sold loans. Such fee income totaled $6.2 million on average loans serviced of $488.6 million in the second quarter of 1997, compared with $6.2 million on average loans serviced of $455.7 million in the second quarter of 1996. For the six months, loan servicing fees totaled $12.0 million on average loans serviced of $483.3 million in 1996, compared with $11.8 million on average loans serviced of $448.2 million in 1996. Though average loans serviced have increased during 1997, loan servicing fees have remained relatively constant, largely due to increased competition in the premium finance marketplace.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified pension plans. Trust fees increased to $4.4 million in the second quarter of 1997 (on an average of 203,000 trust accounts) from $4.1 million in the second quarter of 1996 (on an average of 201,000 trust accounts). For the six months, trust fees increased to $8.9 million (on an average of 203,000 trust accounts) from $8.3 million (on an average of 200,000 trust accounts).



      SURRENDER CHARGES on fixed and variable annuities totaled $6.4 million in the second quarter of 1997, $5.0 million in the second quarter of 1996, $13.0 million in the six months of 1997 and $7.6 million in six months of 1996 and include surrender charges attributable to the Acquisitions of $4.0 million, $2.3 million, $7.8 million and $2.3 million, respectively. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $492.5 million (including $144.1 million attributable to the Acquisitions) in the second quarter of 1997 and $332.5 million (including $23.2 million attributable to the Acquisitions) in the second quarter of 1996. These payments represent 12.1% (13.3% of average fixed annuity reserves associated with the Acquisitions) and 11.5% (5.9% of average fixed annuity reserves associated with the Acquisition), respectively, of the aggregate of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $902.9 million (including $260.0 million attributable to the Acquisitions) in 1997 and $617.0 million (including $23.2 million attributable to the Acquisitions) in 1996 and, annualized, represent 11.3% (11.9% of average fixed annuity reserves associated with the Acquisitions) and 11.6% (5.9% of average fixed annuity reserves associated with the Acquisitions), respectively, of average fixed and variable annuity reserves. Excluding the effects of the Acquisitions, withdrawal payments represented 12.4% of related average fixed and variable annuity reserves in the second quarter of 1997, 13.8% in the second quarter of 1996, 12.1% in the six months of 1997 and 13.1% in the six months of 1996. Withdrawals include variable annuity payments from the separate accounts totaling $216.5 million in the second quarter of 1997, $152.2 million in the second quarter of 1996, $393.8 million in the six months of 1997 and $307.6 million in the six months of 1996. Consistent with the assumptions used in connection with the John Alden Acquisition, management anticipates that withdrawal rates and surrender charges on fixed annuity contracts likely will increase in the near future as a result of surrenders on the annuity business acquired as part of the John Alden Acquisition.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $61.8 million in the second quarter of 1997 and $50.2 million in the second quarter of 1996. For the six months, general and administrative expenses totaled $120.9 million in 1997, compared with $94.3 million in 1996. Expenses in the six months of 1997 include a $3.0 million provision for estimated programming costs associated with the year 2000, which was recorded in the first quarter. Expenses in 1997 also reflect the impact of the Acquisitions, including Advantage Capital Corporation and The Financial Group, Inc., and an 18% increase in the total number of employees since March 1996. Expenses remain closely controlled through a company-wide cost containment program and continue to represent approximately 1% of average total assets on an annualized basis.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $30.0 million in the second quarter of 1997 and $24.2 million in the second quarter of 1996. For the six months, such amortization totaled $60.4 million in 1997, compared with $45.3 million in 1996. The increase in amortization during 1997 primarily reflects the amortization of the deferred acquisition costs attributable to the Acquisitions, which aggregated $15.9 million in 1997 ($8.1 million in the second quarter), compared with the $2.5 million recorded in 1996 during the second quarter. Amortization has also increased due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      INCOME TAX EXPENSE totaled $37.2 million in the second quarter of 1997, $29.2 million in the second quarter of 1996, $71.6 million in the six months of 1997 and $57.0 million in the six months of 1996, representing effective annualized tax rates of 30% in all periods presented. These tax rates reflect the favorable impact of affordable housing tax credits.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY decreased by $55.9 million to $1.65 billion at March 31, 1997 from $1.70 billion at December 31, 1996, primarily as a result of the $58.0 million net unrealized loss on debt and equity securities available for sale recorded at March 31, 1997, a $114.1 million decrease from the $56.1 million of net gain on such securities recorded at December 31, 1996, and the $17.2 million of dividends paid to shareholders. These reductions were partially offset by the $86.8 million of net income recorded in the second quarter of 1997.

      BOOK VALUE PER SHARE amounted to $12.01 at March 31, 1997, compared with $12.46 at December 31, 1996. Excluding net unrealized gains and losses on debt and equity securities available for sale, book value per share amounted to $12.46 at March 31, 1997 and $12.03 at December 31, 1996. On a pro forma basis, assuming that the Premium Equity Redemption Cumulative Security Units were converted to Common Stock, book value per share would have been $14.09 at March 31, 1997, compared with $14.50 at December 31, 1996 and, excluding net unrealized gains and losses on debt and equity securities available for sale, such book value would have been $14.50 at March 31, 1997 and $14.10 at December 31, 1996.

      TOTAL ASSETS increased by $5.93 billion to $31.92 billion at March 31, 1997 from $25.99 billion at December 31, 1996, principally as a result of the John Alden Acquisition, which contributed $5.22 billion to total assets. In addition, total assets increased as a result of a $230.7 million increase in the separate accounts for variable annuities.

      INVESTED ASSETS at March 31, 1997 totaled $23.08 billion, compared with $17.94 billion at December 31, 1996. This $5.14 billion increase primarily resulted from the John Alden Acquisition, which contributed $4.75 billion to invested assets at March 31, 1997, and increases in reserves for fixed annuity contracts and GICs. These favorable factors were partially offset by the $108.4 million net unrealized loss recorded on debt and equity securities available for sale at March 31, 1997, a $213.0 million decrease from the $104.6 million net unrealized gain recorded on such securities at December 31, 1996.

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

      THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $153.5 million at March 31, 1997. At December 31, 1996, the fair value of the Bond Portfolio exceeded its amortized cost by $45.9 million. The net unrealized loss on the Bond Portfolio since December 31, 1996 principally reflects the higher relative prevailing interest rates at March 31, 1997 and their corresponding effect on the fair value of the Bond Portfolio.

      All of the Bond Portfolio ($17.14 billion at amortized cost, excluding $210.3 million of redeemable preferred stocks) at March 31, 1997 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At March 31, 1997, approximately
$15.78 billion of the Bond Portfolio (at amortized cost) was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $7.89 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At March 31, 1997, the Bond Portfolio included $1.36 billion of bonds, with a fair value approximately equal to their amortized cost, that were not rated investment grade by S&P, Moody's, DCR, Fitch or the NAIC. Based on their March 31, 1997 amortized cost, these non-investment-grade bonds accounted for 4.2% of the Company's total assets and 5.9% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $354.0 million at March 31, 1997 (see "Asset-Liability Matching").

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that the proportion of its portfolio invested in such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at March 31, 1997. The table on the following page summarizes the Company's rated bonds by rating classification.


                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                 Issues not rated by S&P/Moody's/
    Issues rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC category                      Total
----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [DCR]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------

AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $11,234,066  $11,110,128       1     $1,514,672   $1,511,634  $12,748,738     54.98%  $12,621,762
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        2,594,358    2,573,129       2        437,614      438,131    3,031,972     13.08     3,011,260
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            155,048      156,800       3        125,967      130,097      281,015      1.21       286,897
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              678,283      682,074       4        238,142      235,483      916,425      3.95       917,557
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             59,975       59,592       5         90,912       80,916      150,887      0.65       140,508
CI to D
  [DD]
  {D}                          --           --       6         11,721       11,027       11,721      0.05        11,027
                      -----------  -----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES    $14,721,730  $14,581,723             $2,419,028   $2,407,288  $17,140,758             $16,989,011
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

(3)   At amortized cost.


     Senior Secured Loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $2.19 billion at March 31, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 1997, Secured Loans consisted of loans to approximately 317 borrowers spanning 41 industries, with 21% of these assets (at amortized cost) concentrated in financial institutions, 16% concentrated in utilities and 8% concentrated in the leisure industry. No other industry concentration constituted more than 6% of these assets.

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

      MORTGAGE LOANS aggregated $3.09 billion at March 31, 1997, including $2.74 billion of commercial mortgage loans and $343.6 million of single-family residential mortgage loans. All of the single-family residential mortgage loans and $908.3 million of the commercial mortgage loan portfolio were obtained as part of the John Alden Acquisition.

      The single-family residential mortgage loans consisted of approximately 1,600 loans that are primarily 15- and 30-year fixed-rate first mortgage loans with an average balance of approximately $213.0 thousand, collateralized by properties located in 44 states.

        The commercial mortgage loan portfolio consisted of 1,325 first mortgage loans with an average loan balance of approximately $2.1 million, collateralized by properties located in 45 states. Approximately 32% of this portfolio was multifamily residential, 32% was retail, 11% was office, 8% was manufactured housing, 7% was industrial and 10% was other types. At March 31, 1997, approximately 20% and 10% of this portfolio was secured by properties located in California and Florida, respectively, and no more than 9% of this portfolio was secured by properties located in any other single state. At March 31, 1997, there were 33 commercial mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 18% of this portfolio. At the time of their origination or purchase by the Company, virtually all commercial mortgage loans had loan-to-value ratios of 75% or less. At March 31, 1997, approximately 27% of the commercial mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2000.







      At March 31, 1997, approximately 46% of the commercial mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the commercial mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's commercial mortgage loan portfolio, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its commercial mortgage loan portfolio while maintaining attractive yields.

      During the second quarter and six months of 1997 and 1996, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      PARTNERSHIP investments totaled $1.08 billion at March 31, 1997, constituting investments in approximately 550 separate partnerships with an average size of approximately $2.0 million. This portfolio includes:
(i) $474.8 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 2,800 separate issuers; (ii) $520.7 million of partner-ships that make tax-advantaged investments in affordable housing properties, currently involving approximately 475 multifamily properties in 40 states; and
(iii) $87.8 million of partnerships that invest in mortgage loans and income-producing real estate. At March 31, 1997, $553.1 million of the Company's partnerships was accounted for by using the cost method and $530.2 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, a) for the affordable housing partnerships by the marketability of the tax credits they generate; and b) in the case of many of the other partnerships, by the existence of contractual termination provisions.

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


      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 87% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at March 31, 1997.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At March 31, 1997, the weighted average life of the Company's investments was approximately 5.0 years and the duration was approximately 3.4. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      As a component of its investment strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At March 31, 1997, the Company had 26 outstanding Swap Agreements with an aggregate notional principal amount of $1.12 billion. These agreements mature in various years through 2003 and have an average remaining maturity of 33 months.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $54.5 million at March 31, 1997 (at amortized cost, with a fair value of $51.5 million), including $19.1 million of bonds and notes and $35.4 million of mortgage loans. At March 31, 1997, defaulted investments constituted 0.2% of total invested assets. At December 31, 1996, defaulted investments totaled $55.2 million and constituted 0.3% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1997, approximately $7.91 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $128.0 million, while approximately $9.44 billion of the Bond Portfolio had an aggregate unrealized loss of $281.5 million. In addition, $577.5 million remains available to the Company to issue securities under a shelf registration statement filed in October 1996. Further, the Company's investment portfolio currently provides approximately $163.3 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at March 31, 1997, had invested assets with a fair value of $1.67 billion and outstanding senior indebtedness of $1.00 billion, comprising all of the Company's outstanding senior indebtedness. Additionally, as of March 31, 1997, the Parent had three GICs purchased by local government entities which aggregated $227.0 million.



      During November 1996, October 1995 and June 1995, respectively, the Parent purchased the common securities of SunAmerica Capital Trust III, SunAmerica Capital Trust II and SunAmerica Capital Trust I (the "Grantor Trusts") and issued an aggregate of $566.2 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of the preferred securities of the Grantor Trusts. On April 16, 1997, the Company announced that SunAmerica Capital Trust I will redeem all of the $52.6 million of its preferred securities, and, therefore, the Company will concurrently redeem the related junior subordinated debentures. (See Notes 3 and 6 of Notes to Consolidated Financial Statements.)

      The Parent's annual debt service with respect to its senior indebtedness, GIC obligations and Debentures, taking into account the announced redemption, totals $102.5 million for the remainder of fiscal 1997, $163.7 million for fiscal 1998, $275.3 million for fiscal 1999, $558.0 million for fiscal 2000, $122.4 million for fiscal 2001 and $3.32 billion, in the aggregate, thereafter. On or before October 31, 1999, the Company is contractually scheduled to receive $431.3 million upon delivery of 11.5 million or fewer shares of the Company's Common Stock in accordance with the terms of the Company's Premium Equity Redemption Cumulative Security Units.

      The Parent received dividends from its regulated life insurance subsidiaries of $118.7 million in April 1997, $94.3 million in March 1996 and $69.2 million in March 1995. The Parent also received dividends of $1.9 million during fiscal 1997 and $16.0 million in the 1996 fiscal year from its other directly owned subsidiaries. On April 1, 1997, there were no dividends available to the Parent from its regulated life insurance subsidiaries for the remainder of calendar year 1997.

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

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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



                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------------------------------------------------------------

On February 14, 1997, the Company held its annual meeting of shareholders. The shareholders voted upon the following matters: (1) the election of ten directors, which comprise the entire Board of Directors; (2) approval of an amendment to the Company's charter to increase the Company's authorized Common Stock from 175,000,000 shares to 350,000,000 shares (the "Charter Amendment");
(3) approval of the SunAmerica 1997 Employee Incentive Stock Plan (the "Employee Plan"); (4) approval of the SunAmerica Long-Term Incentive Plan ("Long-Term Plan"); (5) approval of an amendment to the Long-Term Performance-Based Incentive Plan for the Chief Executive Officer (the "Incentive Plan Amendment"), and (6) approval of the Non-Employee Directors' Stock Option Plan (the "Director Plan"),

Each matter was approved. The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

                                             Votes
                                Votes   Against or                    Broker
                                  For     Withheld   Abstentions   Non-Votes
                           ----------   ----------   -----------   ---------
ELECTION OF DIRECTORS:

Eli Broad                 202,050,225      189,930
William F. Aldinger, III  202,044,788      195,367
Karen Hastie-Williams     201,939,432      300,723
David O. Maxwell          202,054,742      185,413
Barry Munitz              202,057,472      182,683
Lester Pollack            202,046,950      193,205
Carl E. Reichardt         202,050,034      190,121
Sanford C. Sigoloff       202,048,636      191,519
Harold M. Williams        202,046,078      194,077
Jay S. Wintrob            202,052,772      187,383

CHARTER AMENDMENT         193,948,048    8,038,536       253,571

EMPLOYEE PLAN             188,805,325    4,539,231       423,427   8,472,172

LONG-TERM PLAN            199,863,011    1,905,764       471,380

INCENTIVE PLAN
  AMENDMENT               171,834,459   21,404,721       528,803   8,472,172

DIRECTOR PLAN             187,761,121    5,369,994       636,868   8,472,172


                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
EXHIBITS

10(a) SunAmerica 1997 Employee Incentive Stock Plan is incorporated herein by reference to Appendix A to the Company's Notice of 1997 Annual Meeting and Proxy Statement, filed December 30, 1996.

10(b) SunAmerica Long-Term Incentive Plan is incorporated herein by reference to Appendix B to the Company's Notice of 1997 Annual Meeting and Proxy Statement, filed December 30, 1996.

10(c) Long-Term Performance-Based Incentive Plan, Amended and Restated 1997, is incorporated herein by reference to Appendix C to the Company's Notice of 1997 Annual Meeting and Proxy Statement, filed December 30, 1996.

10(d) Non-Employee Directors' Stock Option Plan is incorporated herein by reference to Appendix D to the Company's Notice of 1997 Annual Meeting and Proxy Statement, filed December 30, 1996.

10(e) 1995 Performance Stock Plan as amended and restated.

11    Statement re computation of per-share earnings.

27    Financial Data Schedule.

REPORTS ON FORM 8-K

      On January 27, 1997, the Company filed a Current Report on Form 8-K announcing its first quarter 1997 earnings and its financial position at December 31, 1996.

      On April 15, 1997, the Company filed a Current Report on Form 8-K concerning the completion of its acquisition of the annuity business of John Alden Financial Corporation.













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


Dated        May 14, 1997                 /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated        May 14, 1997                  /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller



                              SUNAMERICA INC.



LISTS OF EXHIBITS FILED
-----------------------

11    Statement re computation of per-share earnings.

27    Financial Data Schedule.

10(e) 1995 Performance Stock Plan as amended and restated.