Form 10-Q
period 1997-06-30
SUNAMERICA INC
filed 1997-08-14
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1997
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 162,785,982 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 16,272,702 shares outstanding










                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      June 30, 1997 and September 30, 1996                             3-4


      Consolidated Income Statement (Unaudited) -
      Three Months and Nine Months Ended June 30, 1997 and 1996        5


      Consolidated Statement of Cash Flows (Unaudited) -
      Nine Months Ended June 30, 1997 and 1996                         6-7


      Notes to Consolidated Financial Statements (Unaudited)           8-13


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           14-32


Part II - Other Information                                           33-34



                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)




                                                     June 30,    September 30,
                                                        1997             1996
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $    959,247    $     529,363
  Bonds, notes and redeemable preferred stocks:
    Available for sale, at fair value
      (amortized cost: June 30, 1997,
      $17,353,484; September 30, 1996,
      $12,657,620)                                 17,493,099       12,582,024
  Mortgage loans                                    3,097,636        1,652,257
  Common stocks, at fair value
    (cost: June 30, 1997, $34,942;
    September 30, 1996, $44,871)                       91,598           81,385
  Partnerships                                      1,211,543        1,071,857
  Real estate                                          88,969          105,321
  Other invested assets                               342,533          177,577
                                                 ------------    -------------
  Total investments                                23,284,625       16,199,784

Variable annuity assets                             8,377,439        6,380,458
Accrued investment income                             273,703          186,803
Deferred acquisition costs                          1,213,353          782,300
Other assets                                          294,828          177,476
                                                 ------------    -------------
TOTAL ASSETS                                     $ 33,443,948    $  23,726,821
                                                 ============    =============



See accompanying notes



                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                     June 30,    September 30,
                                                        1997             1996
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $ 14,750,327    $   9,654,674
  Reserves for guaranteed investment contracts      5,355,677        4,169,028
  Trust deposits                                      417,835          436,048
  Payable to brokers for purchases of securities      147,306           42,518
  Income taxes currently payable                        2,476           18,436
  Other liabilities                                   798,706          428,718
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                        21,472,327       14,749,422
                                                 ------------    -------------
Variable annuity liabilities                        8,377,439        6,380,458
                                                 ------------    -------------
Long-term notes and debentures                      1,004,585          573,335
                                                 ------------    -------------
Deferred income taxes                                 299,082          125,417
                                                 ------------    -------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary grantor
  trusts whose sole assets are junior
  subordinated debentures of the Company              495,000          237,631
                                                 ------------    -------------
Shareholders' equity:
  Preferred Stock                                     248,000          384,549
  Nontransferable Class B Stock                        16,273           10,848
  Common Stock                                        162,786          108,604
  Additional paid-in capital                          186,874          304,295
  Retained earnings                                 1,079,096          869,215
  Net unrealized gains (losses) on debt and
    equity securities available for sale              102,486          (16,953)
                                                 ------------    -------------
  Total shareholders' equity                        1,795,515        1,660,558
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 33,443,948    $  23,726,821
                                                 ============    =============


See accompanying notes

                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
       For the three months and nine months ended June 30, 1997 and 1996
             (In thousands, except per-share amounts - unaudited)
                                                 Three months             Nine months
                                            ---------------------           ------------------------
                                                 1997        1996         1997        1996
                                            ---------   ---------   ----------   ---------
Investment income                           $ 506,287   $ 347,544   $1,270,508   $ 889,072
                                            ---------   ---------   ----------   ---------
Interest expense on:
  Fixed annuity contracts                    (194,977)   (126,892)    (451,976)   (284,576)
  Guaranteed investment contracts             (83,464)    (64,440)    (226,959)   (185,782)
  Trust deposits                               (2,433)     (2,462)      (7,393)     (7,585)
  Senior indebtedness                         (28,269)    (20,046)     (71,169)    (53,112)
                                            ---------   ---------   ----------   ---------
  Total interest expense                     (309,143)   (213,840)    (757,497)   (531,055)
                                            ---------   ---------   ----------   ---------
Dividends paid on preferred
  securities of grantor trusts                (11,384)     (5,171)     (31,578)    (15,064)
                                            ---------   ---------   ----------   ---------
NET INVESTMENT INCOME                         185,760     128,533      481,433     342,953
                                            ---------   ---------   ----------   ---------
NET REALIZED INVESTMENT LOSSES                (12,136)    (12,629)     (30,882)    (14,814)
                                            ---------   ---------   ----------   ---------
Fee income:
  Variable annuity fees                        35,684      27,059       99,284      76,812
  Net retained commissions                     17,937      13,817       47,051      36,318
  Asset management fees                         6,202       6,371       18,925      19,235
  Loan servicing fees                           6,055       6,046       18,062      17,819
  Trust fees                                    4,413       4,237       13,300      12,558
                                            ---------   ---------   ----------   ---------
TOTAL FEE INCOME                               70,291      57,530      196,622     162,742
                                            ---------   ---------   ----------   ---------
Other income and expenses:
  Surrender charges                             8,772       7,433       21,779      15,046
  General and administrative expenses         (71,272)    (54,292)    (192,144)   (148,632)
  Amortization of deferred acquisition costs  (52,080)    (29,875)    (112,493)    (75,162)
  Other, net                                    3,586       2,757        7,408       7,351
                                            ---------   ---------   ----------   ---------
TOTAL OTHER INCOME AND EXPENSES              (110,994)    (73,977)    (275,450)   (201,397)
                                            ---------   ---------   ----------   ---------
PRETAX INCOME                                 132,921      99,457      371,723     289,484
Income tax expense                            (38,600)    (29,800)    (110,200)    (86,800)
                                            ---------   ---------   ----------   ---------
NET INCOME                                  $  94,321   $  69,657   $  261,523   $ 202,684
                                            =========   =========   ==========   =========
EARNINGS PER SHARE                          $    0.45   $    0.33   $     1.26   $    0.96
                                            =========   =========   ==========   =========
NET EARNINGS APPLICABLE TO COMMON STOCK
  (used in the computation of earnings
  per share)                                $  92,629   $  66,774   $  255,741   $ 194,035
                                            =========   =========   ==========   =========
AVERAGE SHARES OUTSTANDING                    204,521     204,234      203,740     201,789
                                            =========   =========   ==========   =========
See accompanying notes


                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended June 30, 1997 and 1996
                          (In thousands - unaudited)

                                                         1997             1996
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    261,523     $    202,684
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       451,976          284,576
        Guaranteed investment contracts               226,959          185,782
        Trust deposits                                  7,393            7,585
      Net realized investment losses                   30,882           14,814
      Accretion of net discounts on investments       (21,829)         (18,806)
      Provision for deferred income taxes             100,363          (58,280)
      Change in:
        Accrued investment income                     (37,398)         (33,703)
        Deferred acquisition costs                    (59,560)         (39,907)
        Other assets                                  (24,747)         (18,837)
        Income taxes currently payable                (99,102)          51,414
        Other liabilities                             104,510          109,301
      Other, net                                       (2,020)           5,331
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             938,950          691,954
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                                      (14,846,335)      (8,737,845)
    Mortgage loans                                   (799,089)        (181,390)
    Partnerships                                     (767,308)        (517,957)
    Other investments, excluding short-term
      investments                                    (199,406)         (97,261)
    Net assets of CalFarm Life Insurance Company           --         (168,665)
    Net assets of Advantage Capital Corporation            --           (2,072)
    Net assets of Ford Life Insurance Company              --            6,677
    Annuity contracts from The Central National
      Life Insurance Company of Omaha                      --          224,778
    The annuity business of John Alden Financial
      Corporation                                     173,818               --
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                       10,386,620        5,746,713
    Mortgage loans                                    346,064               --
    Partnerships                                      440,085          163,777
    Other investments, excluding short-term
      investments                                     108,891           55,590
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                        3,197,919        2,190,330
    Mortgage loans                                    254,481          130,478
    Partnerships                                      368,457          130,855
    Other investments, excluding short-term
      investments                                      11,437           23,786
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES              (1,324,366)      (1,032,206)
                                                 ------------     ------------



                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the nine months ended June 30, 1997 and 1996
                          (In thousands - unaudited)

                                                         1997             1996
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (51,642)    $    (46,830)
  Premium receipts on:
    Fixed annuity contracts                         1,149,842          703,136
    Guaranteed investment contracts                 1,551,926          822,525
  Net exchanges from the fixed accounts
    of variable annuity contracts                    (431,245)        (185,743)
  Receipts of trust deposits                          596,253          339,604
  Withdrawal payments on:
    Fixed annuity contracts                          (961,205)        (548,636)
    Guaranteed investment contracts                  (592,278)        (511,990)
    Trust deposits                                   (621,857)        (349,907)
  Claims and annuity payments on fixed
    annuity contracts                                (273,560)        (157,567)
  Net proceeds from issuances of long-term
    notes                                             429,383           47,478
  Net repayments of other short-term financings       (46,073)        (321,676)
  Net proceeds from issuances of preferred
    securities of subsidiary grantor trusts           299,541          179,543
  Payment for redemption of preferred
    securities of a subsidiary grantor trust          (52,631)              --
  Payments for redemptions of Series C and D
    Preferred Stock                                  (136,549)              --
  Net proceeds from issuance of Series E
    Preferred Stock                                        --          240,556
  Payment of issuance costs of 8-1/2% Premium
    Equity Redemption Cumulative Security Units       (44,605)              --
                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             815,300          210,493
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                              429,884         (129,759)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  529,363          855,350
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    959,247     $    725,591
                                                 ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     97,528     $     50,872
                                                 ============     ============
  Income taxes paid, net of refunds received     $    108,939     $     93,666
                                                 ============     ============
See accompanying notes



                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Basis of Presentation
      ---------------------
      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1997 and September 30, 1996, the results of its consolidated operations for the three months and nine months ended June 30, 1997 and 1996 and its consolidated cash flows for the nine months ended June 30, 1997 and 1996. The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1996, contained in the Company's 1996 Annual Report to Shareholders.

      On August 1, 1997, the Company announced a three-for-two stock split (to be effected in the form of a stock dividend) on the Company's Common Stock and Nontransferable Class B Stock. The stock split is payable on August 29, 1997 to holders of record on August 20, 1997. The par value of the shares to be paid in connection with the stock split has been charged to Additional Paid-In Capital in the accompanying consolidated balance sheet at June 30, 1997. Per-share amounts and average shares outstanding have been restated, for all periods presented, to reflect the stock split.

2.    Acquisitions
      ------------
      On March 31, 1997, the Company completed the acquisition of 1) a block of annuity contracts from John Alden Life Insurance Company, a subsidiary of John Alden Financial Corporation, and 2) all of the outstanding common stock of John Alden Life Insurance Company of New York, for a total cash purchase price of approximately $238,000,000 (collectively, the "John Alden Acquisition"). The Company has acquired assets having an aggregate fair value of $5,039,489,000, composed primarily of invested assets totaling $4,988,765,000. Liabilities assumed in this transaction totaled $5,221,526,000, including $5,164,776,000 of fixed annuity reserves. An amount equal to the sum of the purchase price and the fair value of the net liabilities assumed, amounting to $403,634,000 at June 30, 1997, is included in Deferred Acquisition Costs in the balance sheet, and is being amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the assumed annuity contracts. This deferred acquisition cost is substantially less than a computation of the present value of estimated future profits discounted at the related weighted average crediting rate.


                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



2.    Acquisitions   (Continued)
      ------------

      The Company acquired all of the outstanding stock of CalFarm Life Insurance Company ("CalFarm") and of Ford Life Insurance Company ("Ford Life") on December 29, 1995 and February 29, 1996, respectively. On April 1, 1996, the Company completed the acquisition of a block of annuity contracts (the "Central National Annuity Contracts") from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp. These acquisitions, and the John Alden Acquisition, have been accounted for by using the purchase method of accounting. Accordingly, the income statements for the three months and nine months ended June 30, 1996 include the results of CalFarm's operations for only the period from January 1, 1996 through June 30, 1996; Ford Life's operations for only the period from March 1, 1996 through June 30, 1996; the operations associated with the Central National Annuity Contracts for only the period from April 1, 1996 through June 30, 1996 and do not include the results of operations associated with the John Alden Acquisition. The income statements for the three months and nine months ended June 30, 1997 include the operations associated with the John Alden Acquisition for only the period from April 1, 1997 through June 30, 1997. On a pro forma basis, assuming these acquisitions occurred on October 1, 1995, the beginning of the earliest period presented herein, revenues (investment income, net realized investment losses and fee income) would have been $484,469,000 and net income would have been $80,213,000 ($0.38 per share) for the three months ended June 30, 1996. For the nine months ended June 30, 1997 and 1996, revenues would have been $1,621,058,000 and $1,444,120,000 respectively, and net income would have been $285,703,000 ($1.37 per share) and $249,405,000 ($1.19 per share), respectively.



                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)



3.    Company-Obligated Preferred Securities of Subsidiary Grantor Trusts
      -------------------------------------------------------------------

      Preferred securities of subsidiary grantor trusts comprise $185,000,000 liquidation amount of 8.35% Trust Originated Preferred Securities issued by SunAmerica Capital Trust II in October 1995 and $310,000,000 liquidation amount of 8.30% Trust Originated Preferred Securities issued by SunAmerica Capital Trust III in November 1996.

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

      On June 16, 1997, SunAmerica Capital Trust I redeemed $52,630,875 liquidation amount of the 9.95% Trust Originated Preferred Securities for a cash payment equal to the liquidation amount of $52,630,875 plus accrued and unpaid dividends to the redemption date of $1,105,541. Concurrently, the Company redeemed all of the related 9.95% junior subordinated debentures, due 2044, for a liquidation of $54,258,650 plus accrued interest of $1,139,733.

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








                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)



4.    Earnings per Share
      ------------------

      The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options, phantom shares arising from other employee stock plans, Premium Equity Redemption Cumulative Security Units issued in November 1996 and convertible preferred stock, which includes the Series D and E Depositary Shares issued in March 1993 and November 1995, respectively. Common stock equivalents are included in the computation only if their effect is dilutive. Net Earnings Applicable to Common Stock are reduced by preferred stock dividend requirements, which amounted to $1,692,000 and $2,883,000 for the three months ended June 30, 1997 and 1996, respectively, and $5,782,000 and $8,649,000 for the nine months ended June 30, 1997 and 1996, respectively. These preferred stock dividend requirements do not include dividends paid on the convertible issues, which amounted to $3,100,000 in each of the three months ended June 30, 1997 and 1996 and $9,300,000 and $12,428,000 in the
      nine months ended June 30, 1997 and 1996, respectively.

5.    Preferred Stock
      ----------------

      In June 1997, the Company redeemed all 3,514,765 shares of its outstanding 9-1/4% Preferred Stock, Series B, for a cash payment equal to the total liquidation amount of $87,869,125 plus accrued and unpaid dividends to the redemption date of $2,031,974.



                                      SUNAMERICA INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)
                                        (Continued)


6.    Ratios of Earnings to Fixed Charges
      -----------------------------------

      The ratios of earnings to fixed charges for the three months and nine months ended
      June 30, 1997 and 1996 are as follows:
                                                  Three months          Nine months
                                                 ---------------      ---------------
                                                  1997      1996       1997      1996
                                                 -----     -----      -----     -----
      Ratio of earnings to fixed charges
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      but exclude interest incurred on fixed
      annuities, guaranteed investment
      contracts and trust deposits)                4.4x      4.9x       4.6x      5.2x
                                                 =====     =====      =====     =====
      Ratio of earnings to fixed charges
      (which include dividends paid on
      preferred securities of grantor
      trusts and interest incurred on
      senior debt, fixed annuities,
      guaranteed investment contracts
      and trust deposits)                          1.4x      1.5x       1.5x      1.5x
                                                 =====     =====      =====     =====
      Ratio of earnings to combined fixed
      charges and preferred stock dividends
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      but exclude interest incurred on fixed
      annuities, guaranteed investment
      contracts and trust deposits)                3.7x      3.7x       3.8x      3.6x
                                                  ====      ====       ====      ====
      Ratio of earnings to combined fixed
      charges and preferred stock dividends
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      fixed annuities, guaranteed investment
      contracts and trust deposits)                1.4x      1.4x       1.4x      1.5x
                                                  ====      ====       ====      ====


                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)



7.  Subsequent Event
    ----------------

    In July 1997, the Company issued, under a shelf registration filed in October 1996, 10,669,745 shares of its Common Stock for net proceeds of approximately $577,000,000. Also in July 1997, under a shelf registration filed that month, the Company issued, at a discount, $175,000,000 of its 5.60% debentures due July 31, 2097. Discounted proceeds totaled approximately $130,000,000. Under the shelf registration filed in July 1997, the Company may issue up to an additional $3,325,000,000 of securities in the form of debt; preferred stock; common stock; warrants to purchase debt, preferred stock or common stock; stock purchase contracts or stock purchase units; or preferred securities of the Company's subsidiary grantor trusts.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



      Management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months and nine months ended June 30, 1997 and 1996 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

      Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

      NET INCOME totaled $94.3 million or $0.45 per share in the third quarter of 1997, up from $69.7 million or $0.33 per share in the third quarter of 1996. For the nine months, net income amounted to $261.5 million or $1.26 per share in 1997, compared with $202.7 million or $0.96 per share in 1996. On March 31, 1997, the Company acquired certain annuity contracts from John Alden Life Insurance Company and all of the outstanding common stock of John Alden Life Insurance Company of New York (collectively, the "John Alden Acquisition"). During fiscal 1996, the Company acquired CalFarm Life Insurance Company ("CalFarm") on December 29, 1995; Ford Life Insurance Company ("Ford Life") on February 29, 1996; and certain annuity contracts from The Central National Life Insurance Company of Omaha (the "Central National Annuity Contracts") on April 1, 1996 (collectively, the "1996 Acquisitions"). The John Alden Acquisition and the 1996 Acquisitions (collectively, the "Acquisitions") were accounted for under the purchase method of accounting, and, therefore, results of operations include those of the Acquisitions only from their respective dates of acquisition. If the Acquisitions had been consummated at the beginning of the prior-year periods discussed herein, net income would have been $80.2 million ($0.38 per share) for the third quarter of 1996, $285.7 million ($1.37 per share) for the nine months of 1997 and $249.4 million ($1.19 per share) for the nine months of 1996. On August 1, 1997, the Company announced a three-for-two stock split of the Company's Common Stock and Nontransferable Class B Stock payable on August 29, 1997 (see Note 1 of Notes to Consolidated Financial Statements). Accordingly, per-share amounts have been restated to reflect the stock split for all periods presented.

      PRETAX INCOME totaled $132.9 million in the third quarter of 1997 and $99.5 million in the third quarter of 1996. For the nine months, pretax income totaled $371.7 million in 1997, compared with $289.5 million in 1996. These improvements primarily resulted from increased net investment income and fee income, partially offset by additional general and administrative expenses, amortization of deferred acquisition costs and, in the nine months, increased net realized investment losses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $185.8 million in the third quarter of 1997 from $128.5 million in the third quarter of 1996. These amounts represent 3.13% on average invested assets (computed on a daily basis) of $23.72 billion in the third quarter of 1997 and 3.08% on average invested assets of $16.71 billion in the third quarter of 1996. For the nine months, net investment income increased to $481.4 million in 1997 from $343.0 million in 1996, representing 3.26% on average invested assets of $19.69 billion in 1997 and 3.35% on average invested assets of $13.65 billion in 1996. The invested assets associated with the Acquisitions were primarily high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio.
As a result of the Acquisitions, net investment income as a percent of average invested assets in the nine months of 1997 has declined. However, if the Acquisitions had been consummated at the beginning of the prior-year periods, net investment income on related average invested assets would have been 2.84% for the third quarter of 1996, and 3.11% and 2.86% for the nine months of 1997 and 1996, respectively.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $900.5 million in the third quarter of 1997, $1.06 billion in the third quarter of 1996, $1.09 billion in the nine months of 1997 and $1.04 billion in the nine months of 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.92% in the third quarter of 1997, 2.72% in the third quarter of 1996, 2.95% in the nine months of 1997 and 2.90% in the nine months of 1996. If the Acquisitions had been consummated at the beginning of the prior-year periods, the difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities would have been 2.67% for the third quarter of 1996 and 2.91% and 2.72% for the nine months of 1997 and 1996, respectively.

      Investment income totaled $506.3 million in the third quarter of 1997, up from $347.5 million in the third quarter of 1996. For the nine months, investment income amounted to $1.27 billion in 1997, up $381.4 million from the $889.1 million recorded in 1996. These amounts represent yields on average invested assets of 8.54% and 8.32% in the third quarters of 1997 and 1996, respectively, and 8.61% and 8.68% in the nine months of 1997 and 1996, respectively. Investment income and the related yields reflect the effects of the Acquisitions from their respective dates of acquisition. If the Acquisitions had been consummated at the beginning of the prior-year periods, the yields on related average invested assets would have been 8.54% for the third quarter of 1997, 8.19% for the third quarter of 1996, 8.50% for the nine months of 1997 and 8.29% for the nine months of 1996. These increased yields in 1997 reflect higher returns from the Company's investments in partnerships and, in the quarter, total return bond swap agreements (the "Total Return Agreements"). (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.) The increases in investment income in 1997 also reflect increases in average invested assets (in excess of those contributed by the Acquisitions).

      Partnership income increased to $55.1 million (representing a yield of 19.12% on related average assets of $1.15 billion) in the third quarter of 1997, compared with $46.9 million (representing a yield of 18.71% on related average assets of $1.00 billion) in the third quarter of 1996. For the nine months, partnership income amounted to $181.7 million (representing a yield of 21.42% on related average assets of $1.13 billion) in 1997, compared with $112.9 million (representing a yield of 16.92% on related average assets of $889.7 million). Partnership income includes income recognized by using the cost method of accounting, which amounted to $14.0 million in the third quarter of 1997, $13.8 million in the third quarter of 1996, $64.1 million in the nine months of 1997 and $40.4 million in the nine months of 1996. Such income is based upon cash distributions received from limited partnerships, the operations of which the Company does not significantly influence.
Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      The Company has enhanced investment yield from time to time through Total Return Agreements. The Company recorded income of $15.0 million on the Total Return Agreements in the third quarter of 1997, compared with the $6.8 million recorded in the third quarter of 1996. The improved results in the third quarter of 1997 principally reflect increases in the fair value of the underlying assets, resulting primarily from improved relative overall performance of the non-investment-grade bonds underlying the Total Return Agreements. For the nine months, income recorded on the Total Return Agreements amounted to $22.7 million in 1997, compared with $26.0 million in 1996. This reduced income in the nine months of 1997 principally resulted from less favorable general performance in the non-investment grade bond sector during the first two fiscal quarters.

      Total interest and dividend expense aggregated $320.5 million in the third quarter of 1997 and $219.0 million in the third quarter of 1996. For the nine months, interest and dividend expense aggregated $789.1 million in 1997, compared with $546.1 million in 1996. The average rate paid on all interest-bearing liabilities was 5.62% (5.26% on fixed annuity contracts and 6.32% on guaranteed investment contracts ("GICs")) in the third quarter of 1997, compared with 5.60% (5.27% on fixed annuity contracts and 6.34% on GICs) in the third quarter of 1996. For the nine months, the average rate paid on all interest-bearing liabilities decreased to 5.66% (5.27% on fixed annuity contracts and 6.29% on GICs) in 1997 from 5.78% (5.40% on fixed annuity contracts and 6.46% on GICs) in 1996. Interest-bearing liabilities averaged $22.82 billion during the third quarter of 1997, $15.65 billion during the third quarter of 1996, $18.59 billion during the nine months of 1997 and $12.61 billion during the nine months of 1996. If the Acquisitions had occurred at the beginning of the prior-year periods, the average rate on all interest-bearing liabilities would have been 5.52% (5.27% on fixed annuity contracts) for the third quarter of 1996, and 5.59% (5.26% on fixed annuity contracts) and 5.57% (5.31% on fixed annuity contracts) for the nine months of 1997 and 1996, respectively.

      The increase during the third quarter of 1997 in the average rate paid on all interest-bearing liabilities primarily resulted from the effects of increases in the percentage of GICs and preferred securities of subsidiary grantor trusts relative to other interest-bearing liabilities. GICs and preferred securities of subsidiary grantor trusts generally bear higher interest rates than the average interest rate on the Company's other interest-bearing liabilities.

      GROWTH IN AVERAGE INVESTED ASSETS since the 1996 periods primarily
reflects the impact of the Acquisitions.   As part of the Acquisitions, the
Company acquired $722.5 million of invested assets of CalFarm on December 29, 1995, $3.10 billion of invested assets of Ford Life on February 29, 1996, $908.8 million of invested assets associated with the Central National Annuity Contracts on April 1, 1996 and $4.99 billion of invested assets associated with the John Alden Acquisition on March 31, 1997. The Company intends to continue to pursue a strategy of enhancing its internal growth with complementary acquisitions.

       Average invested assets also increased in 1997 as a result of the receipt of fixed-rate premiums, consisting of both fixed annuity premiums (including those from the fixed accounts of variable annuity products) and GIC premiums, and $728.9 million of net proceeds from the issuance of long-term notes and preferred securities of a subsidiary grantor trust. Since June 30, 1996, fixed annuity premiums have totaled $1.44 billion and GIC premiums have aggregated $1.75 billion. Fixed annuity premiums totaled $325.7 million in the third quarter of 1997, $184.8 million in the third quarter of 1996, $1.15 billion in the nine months of 1997 and $703.1 million in the nine months of 1996. These premiums include premiums for the fixed accounts of variable annuities totaling $198.0 million, $141.9 million, $932.5 million and $535.9 million, respectively. The increases in premiums for the fixed accounts of variable annuities resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently elect the option to dollar cost average into one or more variable funds. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

      GIC premiums totaled $319.3 million in the third quarter of 1997, up from $307.6 million in the third quarter of 1996, and increased by $729.4 million to $1.55 billion in the nine months of 1997 from $822.5 million in the nine months of 1996. The increases in GIC premiums in the nine months reflect an expansion of the GIC client base due, in part, to a broadening of the Company's distribution channels and product line, including its AAA/Aaa-rated credit-enhanced GIC product. This increase also reflects increased sales of longer-maturity products to banks and asset management firms.

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

      NET REALIZED INVESTMENT LOSSES totaled $12.1 million in the third quarter of 1997, compared with $12.6 million in the third quarter of 1996. Net realized investment losses include impairment writedowns of $26.3 million in the third quarter of 1997 and $6.7 million in the third quarter of 1996. Therefore, net gains from sales of investments totaled $14.2 million in the third quarter of 1997, compared with $5.9 million of net losses in the third quarter of 1996. For the nine months, net realized investment losses totaled $30.9 million in 1997, compared with $14.8 million in 1996 and include impairment writedowns of $46.5 million and $22.1 million, respectively. Therefore, for the nine months, net gains from sales of investments totaled $15.6 million in 1997 and $7.3 million in 1996.

      The Company sold invested assets, principally bonds and notes, aggregating $5.10 billion, $1.64 billion, $11.01 billion and $5.89 billion in the third quarters of 1997 and 1996 and the nine months of 1997 and 1996, respectively. Net gains and losses from sales of investments fluctuate from period to period, and represent 0.24%, 0.14%, 0.11% and 0.07%, respectively, of average invested assets for the third quarters of 1997 and 1996 and the nine months of 1997 and 1996.

      Impairment writedowns primarily have been applied to defaulted bonds and mortgage loans. Impairment writedowns, on an annualized basis, represent 0.44%, 0.16%, 0.31% and 0.22% of average invested assets for the third quarters of 1997 and 1996 and the nine months of 1997 and 1996, respectively. For the eleven quarters beginning October 1, 1994, impairment writedowns as an annualized percentage of average invested assets have ranged from 0.16% to 0.71% and have averaged 0.32%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $35.7 million in the third quarter of 1997 and $27.1 million in the third quarter of 1996. For the nine months, variable annuity fees totaled $99.3 million in 1997, compared with $76.8 million in 1996. These increased fees reflect growth in average variable annuity assets principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $7.74 billion during the third quarter of 1997 and $5.97 billion during the third quarter of 1996. For the nine months, variable annuity assets averaged $7.21 billion in 1997, compared with $5.64 billion in 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.11 billion since June 30, 1996. Variable annuity premiums increased to $338.8 million in the third quarter of 1997 from $269.1 million in the third quarter of 1996. For the nine months, variable annuity premiums totaled $884.5 million in 1997, compared with $703.6 million in 1996. Sales of variable annuity products (which include premiums allocated to the fixed accounts) amounted to $536.8 million, $411.0 million, $1.82 billion and $1.24 billion for the third quarters of 1997 and 1996 and the nine months of 1997 and 1996, respectively. These increases may be attributed, in part, to market share gains through enhanced distribution, strong investor interest in equity investments, as well as broad consumer demand for flexible retirement savings products that offer a variety of fixed and variable investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $17.9 million in the third quarter of 1997 and $13.8 million in the third quarter of 1996. For the nine months, net retained commissions totaled $47.1 million in 1997, compared with $36.3 million in 1996. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $4.46 billion in the third quarter of 1997 and $3.71 billion in the third quarter of 1996. For the nine months, such sales totaled $12.06 billion in 1997 and $9.70 billion in 1996. The increases in sales and net retained commissions during 1997 reflect a greater number of registered representatives, higher average production per representative and generally favorable market conditions. The greater number of registered representatives was largely due to recruiting efforts; the January 22, 1997 acquisition of The Financial Group, Inc., which, through its subsidiary, Keogler Morgan & Company, licenses more than 300 independent registered representatives; and, in the nine months, the January
3, 1996 acquisition of Advantage Capital Corporation, a Houston-based broker-dealer, which licenses approximately 1,000 independent registered representatives. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $6.2 million on average assets managed of $2.31 billion in the third quarter of 1997 and $6.4 million on average assets managed of $2.15 billion in the third quarter of 1996. For the nine months, asset management fees totaled $18.9 million on average assets managed of $2.27 billion in 1997, compared with $19.2 million on average assets managed of $2.15 billion in 1996. Asset management fees decreased slightly in 1997, despite increases in average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $354.1 million since June 30, 1996. Mutual fund sales totaled $114.4 million in the third quarter of 1997, up $48.3 million from the $66.1 million recorded in the third quarter of 1996. For the nine months, such sales totaled $296.7 million in 1997, up from $166.0 million in 1996. The significant increases in sales in the 1997 periods principally resulted from the introduction in November 1996 of the Company's "Style Select Series" product. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $102.1 million in the third quarter of 1997 and $95.4 million in the third quarter of 1996. For the nine months, such redemptions amounted to $316.3 million in 1997 and $295.0 million in 1996.

      LOAN SERVICING FEES are earned by Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the short-term loans it originates and earns fee income by servicing the sold loans. Such fee income totaled $6.1 million on average loans serviced of $487.1 million in the third quarter of 1997, compared with $6.0 million on average loans serviced of $462.0 million in the third quarter of 1996. For the nine months, loan servicing fees totaled $18.1 million on average loans serviced of $484.6 million in 1996, compared with $17.8 million on average loans serviced of $452.8 million in 1996. Though average loans serviced have increased during 1997, loan servicing fees have remained relatively constant, largely due to increased competition in the premium finance marketplace.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified pension plans. Trust fees increased to $4.4 million in the third quarter of 1997 (on an average of 202,900 trust accounts) from $4.2 million in the third quarter of 1996 (on an average of 203,600 trust accounts). For the nine months, trust fees increased to $13.3 million (on an average of 203,200 trust accounts) from $12.6 million (on an average of 201,000 trust accounts).



      SURRENDER CHARGES on fixed and variable annuities totaled $8.8 million in the third quarter of 1997, $7.4 million in the third quarter of 1996, $21.8 million in the nine months of 1997 and $15.0 million in nine months of 1996 and include surrender charges attributable to the Acquisitions of $6.2 million, $4.3 million, $14.0 million and $6.6 million, respectively. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $649.7 million (including $356.8 million attributable to the Acquisitions) in the third quarter of 1997 and $412.0 million (including $82.1 million attributable to the Acquisitions) in the third quarter of 1996. These payments, annualized, represent 12.0% (15.7% of average fixed annuity reserves associated with the Acquisitions) and 11.1% (7.3% of average fixed annuity reserves associated with the Acquisitions), respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $1.55 billion (including $620.9 million attributable to the Acquisitions) in 1997 and $1.03 billion (including $105.3 million attributable to the Acquisitions) in 1996 and, annualized, represent 11.6% (13.9% of average fixed annuity reserves associated with the Acquisitions) and 11.4% (6.9% of average fixed annuity reserves associated with the Acquisitions), respectively, of average fixed and variable
annuity reserves.   Withdrawals include variable annuity payments from the
separate accounts totaling $199.4 million in the third quarter of 1997, $174.0 million in the third quarter of 1996, $593.2 million in the nine months of 1997 and $481.6 million in the nine months of 1996. Consistent with the assumptions used in connection with the John Alden Acquisition, management anticipates that the level of withdrawal payments will continue to reflect higher relative withdrawal rates in the near future as a result of surrenders on the annuity business acquired as part of the John Alden Acquisition.

      Excluding the effects of the Acquisitions, annualized withdrawal payments represented 9.8% of related average fixed and variable annuity reserves in the third quarter of 1997, 12.7% in the third quarter of 1996, 10.6% in the nine
months of 1997 and 12.3% in the nine months of 1996.   These lower surrender
rates in 1997 reflect a decrease in the percentage of non-acquisition-related reserves that are free of surrender charges.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $71.3 million in the third quarter of 1997 and $54.3 million in the third quarter of 1996. For the nine months, general and administrative expenses totaled $192.1 million in 1997, compared with $148.6 million in 1996. Expenses in 1997 include a $6.0 million ($3.0 million in the third quarter) provision for estimated programming costs associated with the year 2000. Expenses in 1997 also reflect the impact of the Acquisitions, including Advantage Capital Corporation and The Financial Group, Inc., and a 19% increase in the total number of employees since June 1996. Expenses remain closely controlled through a company-wide cost containment program and continue to represent approximately 1% of average total assets on an annualized basis.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $52.1 million in the third quarter of 1997 and $29.9 million in the third quarter of 1996. For the nine months, such amortization totaled $112.5 million in 1997, compared with $75.2 million in 1996. The increase in amortization during 1997 primarily reflects the amortization of the deferred acquisition costs attributable to the Acquisitions, which aggregated $39.7 million in 1997 ($23.8 million in the third quarter), compared with the $9.3 million recorded in 1996 ($6.9 million in the third quarter). Amortization has also increased due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      INCOME TAX EXPENSE totaled $38.6 million in the third quarter of 1997 and $29.8 million in the third quarter of 1996, representing effective annualized tax-rates of 29% and 30%, respectively. For the nine months, income tax expense totaled $110.2 million in 1997 and $86.8 million in 1996, representing effective annualized tax rates of 30% in both periods. These tax rates reflect the favorable impact of tax credits associated with tax-advantaged investments in affordable housing partnerships owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY increased to $1.80 billion at June 30, 1997 from $1.65 billion at March 31, 1997, primarily as a result of a $102.5 million net unrealized gain on debt and equity securities available for sale, versus the $58.0 million net unrealized loss on such securities recorded at March 31, 1997, and the $94.3 million of net income recorded in third quarter of 1997. These increases were partially offset by an $87.9 million reduction in outstanding preferred stock, resulting from the redemption of the Series B Preferred Stock (see Note 5 of Notes to Consolidated Financial Statements) and by $17.1 million of dividends paid to shareholders in the third quarter of 1997.

      BOOK VALUE PER SHARE amounted to $9.30 at June 30, 1997, compared with $8.01 at March 31, 1997. Excluding net unrealized gains and losses on debt and equity securities available for sale, book value per share amounted to $8.77 at June 30, 1997 and $8.31 at March 31, 1997. On a pro forma basis, assuming that the 8-1/2% Premium Equity Redemption Cumulative Security Units were converted to Common Stock, book value per share would have been $10.59 at June 30, 1997, compared with $9.39 at March 31, 1997 and, excluding net unrealized gains and losses on debt and equity securities available for sale, such book value would have been $10.10 at June 30, 1997 and $9.67 at March 31, 1997.

      TOTAL ASSETS increased by $1.52 billion to $33.44 billion at June 30, 1997 from $31.92 billion at March 31, 1997, principally as a result of a $1.28 billion increase in the separate accounts for variable annuities and a $204.2 million increase in invested assets.

      INVESTED ASSETS at June 30, 1997 totaled $23.28 billion, compared with $23.08 billion at March 31, 1997. This increase primarily resulted from the $196.3 million net unrealized gain recorded on debt and equity securities available for sale at June 30, 1997, versus the $108.4 million net unrealized loss recorded on such securities at March 31, 1997. In addition, invested
assets increased as a result of sales of GICs.   These factors resulting in
increased invested assets were partially offset by the redemption of $87.9 million of the Series B Preferred Stock and $52.6 million of preferred securities of a subsidiary grantor trust. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO had an aggregate fair value that exceeded its amortized cost by $139.6 million at June 30, 1997. At March 31, 1997, the amortized cost exceeded the fair value of the Bond Portfolio by $153.5 million. The net unrealized gain on the Bond Portfolio since March 31, 1997 principally reflects the lower relative prevailing interest rates at June 30, 1997 and their corresponding effect on the fair value of the Bond Portfolio.

      At June 30, 1997, the Bond Portfolio (excluding $146.3 million of redeemable preferred stocks) included $16.55 billion (at amortized cost) of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $655.7 million (at amortized cost) of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 1997, approximately $15.69 billion (at amortized cost) of the Bond Portfolio was investment grade, including $7.53 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At June 30, 1997, the Bond Portfolio included $1.51 billion (at amortized cost with a fair value of $1.55 billion) of bonds that were not investment grade. Based on their June 30, 1997 amortized cost, these non-investment-grade bonds accounted for 4.5% of the Company's total assets and 6.6% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $492.8 million at June 30, 1997 (see "Asset-Liability Matching").

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at June 30, 1997. The table on the following page summarizes the Company's rated bonds by rating classification.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                 Issues not rated by S&P/Moody's/
    Issues rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC category                      Total
----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [DCR]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $10,771,623  $10,815,817       1     $1,376,279   $1,393,727  $12,147,902     52.61%  $12,209,544
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        3,074,992    3,095,557       2        471,825      479,987    3,546,817     15.36     3,575,544
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            117,404      126,440       3        116,514      119,526      233,918      1.01       245,966
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              900,778      922,298       4        238,994      242,558    1,139,772      4.94     1,164,856
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             51,836       55,805       5         71,685       71,680      123,521      0.53       127,485
CI to D
  [DD]
  {D}                          --           --       6         15,228       14,009       15,228      0.07        14,009
                      -----------  -----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES    $14,916,633  $15,015,917             $2,290,525   $2,321,487  $17,207,158             $17,337,404
                      ===========  ===========             ==========   ==========  ===========             ===========

Footnotes appear on the following page.




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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $655.7 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.



      Senior Secured Loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $2.10 billion at June 30, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At June 30, 1997, Secured Loans consisted of loans to approximately 307 borrowers spanning 45 industries, with 22% of these assets (at amortized cost) concentrated in financial institutions and 13% concentrated in utilities. No other industry concentration constituted more than 7% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The Company's Secured Loans are rated by S&P, Moody's, DCR, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $3.10 billion at June 30, 1997 and consisted of 1,315 commercial first mortgage loans with an average loan balance of approximately $2.4 million, collateralized by properties located in 45 states. Approximately 29% of this portfolio was multifamily residential, 29% was retail, 17% was office, 7% was manufactured housing, 7% was industrial and 11% was other types. At June 30, 1997, approximately 17%, 13%, 9% and 9% of this portfolio was secured by properties located in California, New York, Florida and Texas, respectively, and no more than 5% of this portfolio was secured by properties located in any other single state. At June 30, 1997, there were 53 mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 30% of this portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At June 30, 1997, approximately 37% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2000. During the third quarters and nine months of 1997 and 1996, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.
At June 30, 1997, the mortgage loan portfolio included $858.5 million of commercial mortgage loans obtained as part of the John Alden Acquisition. During the third quarter of 1997, the Company sold $343.6 million of single-family residential mortgage loans obtained as part of the John Alden Acquisition.

      At June 30, 1997, approximately 50% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties.
However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      PARTNERSHIP investments totaled $1.21 billion at June 30, 1997, constituting investments in approximately 600 separate partnerships with an average size of approximately $2.0 million. This portfolio includes:
(i) $611.7 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 3,600 separate issuers; (ii) $512.1 million of partner-ships that make tax-advantaged investments in affordable housing properties, currently involving approximately 480 multifamily properties in 41 states; and
(iii) $87.7 million of partnerships that invest in mortgage loans and income-producing real estate. At June 30, 1997, $646.4 million of the Company's partnerships was accounted for by using the cost method and $565.1 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, a) for the affordable housing partnerships by the marketability of the tax credits they generate; and b) in the case of many of the other partnerships, by the existence of contractual termination provisions.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other limitations in order to encourage persistency. Approximately 86% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at June 30, 1997.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its interest-bearing liabilities under a variety of possible future interest rate scenarios. At June 30, 1997, the weighted average life of the Company's investments was approximately 5.2 years and the duration was approximately 3.7. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At June 30, 1997, the Company had 29 outstanding Swap Agreements with an aggregate notional principal amount of $1.12 billion. These agreements mature in various years through 2003 and have an average remaining maturity of 31 months.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $43.7 million at June 30, 1997 (at amortized cost after impairment writedowns, with a fair value of $42.5 million), including $20.3 million of bonds and notes and $23.4 million of mortgage loans. At June 30, 1997, defaulted investments constituted 0.2% of total invested assets. At March 31, 1997, defaulted investments totaled
$54.5 million and constituted 0.2% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1997, approximately $12.04 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $254.8 million, while approximately $5.31 billion of the Bond Portfolio had an aggregate unrealized loss of $115.2 million. In addition, subsequent to the Company's July 1997 issuance of $175 million of 5.60% debentures, $3.33 billion remains available to the Company to issue securities under a shelf registration statement filed in July 1997 (see Note 7 of Notes to Consolidated Financial Statements). Further, the Company's investment portfolio currently provides approximately $182.3 million of monthly cash flow from scheduled principal and interest payments.

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

      On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at June 30, 1997, had invested assets with a fair value of $1.78 billion and outstanding senior indebtedness of $1.00 billion, comprising all of the Company's outstanding senior indebtedness. Additionally, as of June 30, 1997, the Parent had three GICs purchased by local government entities which aggregated $231.3 million.

      During November 1996 and October 1995, respectively, the Parent purchased the common securities of SunAmerica Capital Trust III and SunAmerica Capital Trust II (the "Grantor Trusts") and issued an aggregate of $511.9 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of the preferred securities of the Grantor Trusts. (See Note 3 of Notes to Consolidated Financial Statements.)

      The Parent's annual debt service with respect to its senior indebtedness, GIC obligations and Debentures, including its recently issued 5.60% debentures, totals $30.7 million for the remainder of fiscal 1997, $176.8 million for fiscal 1998, $285.2 million for fiscal 1999, $567.9 million for fiscal 2000, $132.2 million for fiscal 2001 and $4.43 billion, in the aggregate, thereafter. On or before October 31, 1999, the Company is contractually scheduled to receive $431.3 million upon delivery of 11.5 million or fewer shares of the Company's Common Stock in accordance with the terms of the Company's 8-1/2% Premium Equity Redemption Cumulative Security Units.

      The Parent received dividends from its regulated life insurance subsidiaries of $118.7 million in April 1997, $94.3 million in March 1996 and $69.2 million in March 1995. The Parent also received dividends of $7.6 million during fiscal 1997 and $16.0 million during fiscal 1996 from its other directly owned subsidiaries. There are no dividends available to the Parent from its regulated life insurance subsidiaries for the remainder of calendar year 1997.

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

REGULATION

      The Company's insurance subsidiaries are subject to regulation and supervision by the insurance regulatory agencies of the states in which they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

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



                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
EXHIBITS

3(i) Articles of Amendment, dated February 14, 1997, are incorporated herein by reference to the Company's Notice of Annual Meeting of Shareholders and Proxy Statement, filed December 30, 1996.

11    Statement re computation of per-share earnings.

27    Financial Data Schedule.

REPORTS ON FORM 8-K

      On April 15, 1997, the Company filed a Current Report on Form 8-K, as amended on June 16, 1997, concerning the completion of its acquisition of the annuity business of John Alden Financial Corporation.

      On July 16, 1997, the Company filed a Current Report on Form 8-K to file exhibits in connection with the issuance of 10,669,745 shares of its Common Stock pursuant to the Company's Registration Statement on Form S-3 (File No. 333-14201).

      On July 31, 1997, the Company filed a Current Report on Form 8-K to file exhibits in connection with the issuance of its 5.60% Debentures due July 31, 2097 pursuant to the Company's Registration Statement on Form S-3 (File No. 333-31619).



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


Dated      August 13, 1997                /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated      August 13, 1997                 /s/ SCOTT L. ROBINSON
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