Form 10-K405
period 1997-09-30
SUNAMERICA INC
filed 1997-12-11
CIK 54727

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                  For the fiscal year ended September 30, 1997

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

                                                                    NAME OF EACH EXCHANGE
                        TITLE OF EACH CLASS                          ON WHICH REGISTERED
-------------------------------------------------------------------------------------------
Common Stock (par value $1.00 per share)                           New York Stock Exchange
                                                                   Pacific Stock Exchange
$3.10 Depositary Shares representing Series E
  Mandatory Conversion Premium Dividend Preferred Stock            New York Stock Exchange
8 1/2% Premium Equity Redemption Cumulative
  Security Units                                                   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  X   No  ___

     The aggregate market value of voting stock held by non-affiliates of the Company on November 30, 1997 was $7,188,895,000.

     The number of shares outstanding of each of the registrant's classes of common stock on November 30, 1997 was as follows:

Common Stock (par value $1.00 per share)          178,727,821 shares
Nontransferable Class B Stock
  (par value $1.00 per share)                      16,272,702 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
       NOTICE OF 1998 ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          (INCORPORATED INTO PART III)

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     SunAmerica Inc. (the "Company") is incorporated in Maryland and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. As used herein, the "Company" or "SunAmerica" refers to SunAmerica Inc. and, unless the context requires otherwise, its subsidiaries. The Company employs approximately 2,000 people.

     SunAmerica is a financial services company specializing in retirement savings and investment products and services. Together, the SunAmerica life insurance companies rank among the largest U.S. issuers of tax-deferred fixed and variable annuities and guaranteed investment contracts ("GICs"). Complementing these annuity and GIC operations are the Company's asset management operations; its four broker-dealers, which provide a broad range of financial planning and investment services through more than 9,000 independent registered representatives nationwide; its trust company, which provides administrative and custodial services to qualified retirement plans; and its premium finance company, one of the nation's leaders in its field. At September 30, 1997, the Company held $51.98 billion of assets, consisting of $35.64 billion of assets on its balance sheet; $2.59 billion of assets managed in mutual funds; and $13.75 billion of assets under custody in retirement trust accounts.

     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 will grow from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1986 and 1996, annual industry premiums from fixed and variable annuities and fund deposits increased from $82 billion to $179 billion. During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $216 billion to $685 billion.

     Benefiting from continued strong growth of the retirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life insurance operations on the sale of annuities and GICs.

     The Company's four wholly-owned broker-dealers comprise the largest network of independent registered representatives in the nation and the fourth-largest securities sales force, based on industry data. Its wholly owned broker-dealers accounted for approximately one-third of the Company's total annuity sales in fiscal 1997. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents, major financial institutions and, in the case of its GICs, by marketing directly to banks, municipalities, asset management firms, certain trusts and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups.

     The Company has made significant investments in technology over the past several years in order to lower operating costs and enhance its marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially eliminated the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. This has also enabled the Company to more efficiently assimilate acquired business. The Company is also implementing technology to interface with its wholly owned broker-dealers, which will enable the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

     In recent years, the Company has enhanced its marketing efforts and expanded its offerings of fee-based products and services such as variable annuities, mutual funds, trust services and premium financing through both internal growth and acquisition, resulting in significantly increased fee income. Fee income has also expanded through the receipt of broker-dealer net retained commissions, resulting primarily from the expansion of the Company's wholly owned broker-dealer network, through both acquisitions and internal recruiting, and increased demand for long-term investment products. The Company's fee generating businesses entail no portfolio credit risk and require significantly less capital support than its fixed-rate business, which generates net investment income.

     For the year ended September 30, 1997, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                         NET INVESTMENT AND FEE INCOME

                                        Amount         Percent        Primary product or service
                                    --------------     -------     ---------------------------------
                                    (In thousands)
Net investment income (including
  net realized investment
  losses).........................     $650,174           67.2%    Fixed-rate products
                                       --------          -----
Fee income:
  Variable annuity fees...........      141,204           14.6     Variable annuities
  Net retained commissions........       64,911            6.7     Broker-dealer sales
  Surrender charges...............       35,241            3.6     Fixed- and variable-rate products
  Asset management fees...........       25,764            2.7     Mutual funds
  Loan servicing fees.............       24,264            2.5     Premium finance
  Trust fees......................       17,912            1.8     Self-directed retirement accounts
  Other fees......................        8,407            0.9
                                       --------          -----
  Total fee income................      317,703           32.8
                                       --------          -----
          Total...................     $967,877          100.0%
                                       ========          =====

     For financial information on the Company's business segments, see Part IV -- "Notes to Consolidated Financial Statements -- Note 13 -- Business Segments."

ACQUISITIONS

     Acquisitions have been significant to the Company's growth strategy. In October 1997, subsequent to the Company's fiscal year-end, the Company acquired Financial Service Corporation, the parent company of FSC Securities Corporation, a national securities broker-dealer, licensing approximately 1,500 representatives at the date of acquisition. In March 1997, the Company acquired the annuity operations of John Alden Financial Corporation (including John Alden Life Insurance Company of New York ("JANY")) for approximately $238.3 million in cash. Assets acquired totaled $5.06 billion and annuity reserves assumed totaled $5.16 billion at the date of acquisition. On October 31, 1997, JANY was merged with and into First SunAmerica Life Insurance Company ("First SunAmerica"). In January 1997, the Company acquired The Financial Group, Inc., the parent company of Keogler Morgan & Company, an independent broker-dealer, and Keogler Investment Advisory Services, Inc., a fee-based registered investment advisor. At the date of acquisition, Keogler Morgan & Company had approximately 400 representatives.

     In April 1996, the Company assumed a block of annuity contracts aggregating $958.7 million and acquired related assets aggregating $918.2 million at the date of acquisition from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp. In February 1996, the Company acquired Ford Life Insurance Company ("Ford Life") from a subsidiary of Ford Motor Company ("Ford") for $172.5 million in cash. At the date of acquisition, Ford Life had assets of $3.15 billion and reserves for fixed annuity contracts of $3.05 billion. Ford Life was merged with and into SunAmerica Life Insurance Company in December 1996. In January 1996, the Company acquired Advantage Capital Corporation ("Advantage Capital"), a Houston-based broker-dealer with more than 1,000 affiliated independent registered representatives at the date of acquisition. In December 1995, the Company acquired CalAmerica Life Insurance Company (formerly known as CalFarm Life Insurance Company) ("CalAmerica"), from its parent, Zenith National Insurance Corp. for $120 million in cash. At the date of acquisition, CalAmerica had assets of $739.9 million and annuity reserves of $645.4 million.

     In November 1994, the Company acquired substantially all of the assets of Imperial Premium Finance, Inc. ("Imperial"), the fourth largest insurance premium finance company in the United States, based on premiums financed (see "Premium Finance"). In October 1994, the Company's subsidiary, Resources Trust Company ("Resources Trust"), acquired the account servicing rights to approximately 44,500 individual retirement plan accounts ("IRAs"), representing approximately $1.55 billion in plan assets at September 30, 1997, from New England Securities Corporation, the broker-dealer subsidiary of New England Life Insurance Company.

LIFE INSURANCE COMPANIES

     SunAmerica's five life insurance subsidiaries have combined assets of $31.75 billion at September 30, 1997. Based on the latest available industry data, the Company believes that its life insurance group ranks among the largest issuers of fixed and variable annuities in the nation, as measured by 1996 annuity premiums and deposits, and among the top 2% of all U.S. life insurance companies, as measured by 1996 total assets.

     The Company's flagship life insurance subsidiary is 107-year old SunAmerica Life Insurance Company, acquired by the Company in 1971. Chartered in Arizona and licensed in 48 states and the District of Columbia, it had $16.98 billion of assets at September 30, 1997 and markets single- and flexible-premium fixed-rate annuities and GICs. Anchor National Life Insurance Company ("Anchor"), founded in 1965 and acquired by the Company in 1986, had $12.57 billion of assets at September 30, 1997 and is chartered in Arizona and licensed in 49 states and the District of Columbia. Anchor markets flexible-premium variable annuities and GICs. CalAmerica, founded in 1951 and acquired by the Company in 1996, had $884.5 million of assets at September 30, 1997 and is chartered in California and licensed in 8 states. CalAmerica markets single- and flexible-premium fixed-rate annuities. First SunAmerica, founded by the Company in 1978, had $1.98 billion of assets (after giving effect to the merger with JANY) at September 30, 1997 and is chartered and licensed in New York and also licensed in New Mexico and Nebraska. First SunAmerica markets fixed-rate annuities and flexible-premium variable annuities. SunAmerica National Life Insurance Company ("SunAmerica National"), formed by the Company in 1995 to market GICs, had $295.6 million of assets at September 30, 1997 and is licensed in 31 states and the District of Columbia. SunAmerica National is currently seeking authority to transact life insurance business in an additional 18 states.

     SunAmerica Life Insurance Company and Anchor each have a "AA-" (Excellent) claims-paying ability rating from Standard & Poor's Corporation ("S&P"), a "AA" (Very High) rating from Duff & Phelps Credit Rating Co. ("DCR") an "A2" (Good) rating from Moody's Investors Service ("Moody's") and an "A+" (Superior) rating from industry analyst A.M. Best Company. CalAmerica has an "A" rating from A.M. Best Company. First SunAmerica has an "A2" (Good) rating from Moody's and an "A+" (Superior) rating from A.M. Best Company. SunAmerica National has a "AAA" (Superior) rating, the highest rating issued by S&P.

     In addition to distributing its fixed and variable annuity products through its four wholly owned broker-dealers, the Company distributes its products through over 700 other independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 65,000 independent sales representatives nationally are licensed to sell the Company's annuity products.

Fixed Annuities and GICs

     The Company offers single-premium and flexible-premium deferred annuities that provide one-, three-, five-, seven-, or ten-year fixed interest rate guarantees. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 81% at September 30, 1997) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing, among other factors. Its fixed-rate annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant). The average size of a new single-premium fixed annuity contract sold by the Company in 1997 was approximately $34,000.

     The Company augments its retail annuity sales effort with the marketing of institutional products. At September 30, 1997, the Company had $5.55 billion of GIC obligations. At that date, approximately 67% of these obligations were fixed-rate and approximately 33% were variable-rate obligations that reprice periodically based upon certain defined indexes. Of the total GIC portfolio at September 30, 1997, approximately 30% was sold to pension plans, 23% was sold to banks and long-term portfolio asset management firms, 19% was sold to state and local governmental entities, 16% was sold to short-term portfolio asset management firms and 12% was sold to certain trusts. The average size of a new GIC contract sold by the Company in 1997 was approximately $25.6 million.

     The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other restrictions in order to encourage persistency. Approximately 87% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1997.

Variable Annuities

     The variable annuity products of Anchor and First SunAmerica offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. These companies earn fee income through the sale, administration and management of the variable account options of their variable annuity products. They also earn investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features similar to those offered by fixed annuities, but differ in that the contractholder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. At September 30, 1997, total variable product reserves were $11.26 billion, of which $9.51 billion were in the separate accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At September 30, 1997, 78% of the Company's variable annuity reserves held in the separate account were subject to surrender penalties. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 1997 was approximately $45,500.

Investment Operations

     The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. The Company manages most of its invested assets internally. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At September 30, 1997, these assets had an aggregate fair value of $23.06 billion with a duration of 3.5. The Company's fixed-rate liabilities include: fixed annuities; GICs; trust deposits; long-term notes and debentures; and preferred securities of subsidiary grantor trusts. At September 30, 1997, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $21.43 billion with a duration of 3.0. For the years ended September 30, 1997, 1996 and 1995, the Company's yields on average invested assets were 8.61%, 8.74% and 9.15%, respectively; its average rates paid on all interest-bearing liabilities were 5.66%, 5.73%, and 5.90%, respectively; and it realized net investment spreads of 3.26%, 3.43% and 3.69%, respectively, on average invested assets. Net realized investment losses were 0.14%, 0.21% and 0.33% of average invested assets in 1997, 1996 and 1995, respectively.

     The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

 The following table summarizes the Company's investment portfolio at September
                        30, 1997: SUMMARY OF INVESTMENTS

                                                                                        Percent
                                                                        Amortized         of
                                                                           cost        portfolio
                                                                      --------------   ---------
                                                                      (In thousands)
Cash and short-term investments.....................................   $    993,349        4.2%
U.S. government securities..........................................      1,111,064        4.7
Mortgage-backed securities..........................................      6,208,610       25.9
Other bonds, notes and redeemable preferred stocks..................     10,805,163       45.1
Mortgage loans......................................................      3,139,309       13.1
Partnerships........................................................      1,286,793        5.4
Real estate.........................................................         81,569        0.3
Common stocks.......................................................         32,821        0.1
Other invested assets...............................................        286,962        1.2
                                                                        -----------      -----
Total investments...................................................   $ 23,945,640      100.0%
                                                                        ===========      =====

     At September 30, 1997, the Bond Portfolio (at amortized cost, excluding $136.4 million of redeemable preferred stocks) included $17.28 billion of bonds rated by S&P, Moody's, DCR, Fitch Investors Service, L.P. ("Fitch") the National Association of Insurance Commissioners ("NAIC") and $707.2 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1997, approximately $16.10 billion of the Bond Portfolio was investment grade, including $7.27 billion of U.S. government/agency securities and mortgage-backed securities.

     At September 30, 1997, the Bond Portfolio included $1.89 billion, (at amortized cost, with a fair value of $1.97 billion) of bonds that were not investment grade. Based on their September 30, 1997 amortized cost, these non-investment-grade bonds accounted for 5.3% of the Company's total assets and 7.9% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into total return bond swap agreements with an aggregate notional principal amount of $439.1 million at September 30, 1997.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $2.46 billion at September 30, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1997, Secured Loans consisted of loans to 338 borrowers spanning 45 industries, with 21% of these assets (at amortized cost) concentrated in financial institutions and 14% concentrated in utilities. No other industry concentration constituted more than 5% of these assets.

     Mortgage loans aggregated $3.14 billion at September 30, 1997 and consisted of 1,267 commercial first mortgage loans with an average loan balance of approximately $2.5 million, collateralized by properties located in 45 states. Approximately 29% of the portfolio was multifamily residential, 27% was retail, 15% was office, 9% was manufactured housing, 7% was industrial and 13% was other types.

     Partnership investments totaled $1.29 billion at September 30, 1997, constituting investments in approximately 550 separate partnerships with an average size of approximately $2.3 million. This portfolio includes: (i) $664.6 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities; (ii) $516.2 million of partnerships that make tax-advantaged investments in affordable housing properties; and (iii) $106.0 million of partnerships that invest in mortgage loans and income-producing real estate.

     At September 30, 1997, the amortized cost (after impairment writedowns) of all investments in default as to the payment of principal or interest totaled $38.5 million (fair value $38.0 million), which constituted 0.2% of total invested assets.

     For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity."

MUTUAL FUNDS AND INVESTMENT SERVICES

     Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. SunAmerica offer investors an array of equity, fixed-income, money market and tax-exempt mutual funds. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $3.03 billion of assets at September 30, 1997, including mutual fund assets, private accounts and certain of the Company's variable annuity assets.

     The SunAmerica mutual funds are distributed nationally through a network of approximately 400 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiaries.

RETIREMENT TRUST SERVICES

     Through Resources Trust, acquired in January 1990, the Company earns fee income by providing administrative and custodial services for approximately 210,000 self-directed retirement accounts. These self-directed retirement accounts, including IRAs, Keoghs, 401(k) plans, and pension and profit sharing plans, had combined account assets at September 30, 1997 of approximately $13.75 billion.

     Resources Trust also earns investment income on customer cash balances that are interest-bearing and insured by the Federal Deposit Insurance Corporation. Resources Trust's services are sold nationally through approximately 17,500 registered representatives affiliated with 1,000 broker-dealers, including the Company's broker-dealer subsidiaries.

BROKER-DEALERS

     The Company owns four broker-dealers: Royal Alliance, acquired in January 1990; SunAmerica Securities, which commenced business in 1989; Advantage Capital, acquired in 1996; and FSC Securities Corporation, acquired by the Company in October 1997, subsequent to its fiscal year-end. As a result of the Company's ongoing recruitment of independent registered representatives and the acquisition of The Financial Group, Inc. and FSC Securities Corporation, the Company has increased its network of representatives from approximately 6,600 at September 30, 1996 to approximately 9,000 currently.

PREMIUM FINANCE

     Through its premium finance company, Imperial, the Company earns fee income by servicing loans that Imperial has originated and sold. Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are substantially secured by the unearned premiums associated with the underlying insurance policies. Currently, Imperial sells and services most of the short-term loans that it originates. Founded in 1972 and acquired in November 1994, Imperial owned or serviced approximately 86,000 loans with an average loan balance of approximately $6,600 at September 30, 1997.

     Imperial generally makes loans to borrowers through a network of approximately 4,500 qualified independent property and casualty insurance agents who arrange the loan or refer the client to Imperial.

REGULATION

     The Company's insurance subsidiaries are subject to regulation and supervision by the insurance regulatory agencies of the states in which they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

     Resources Trust Company is subject to regulation by the Colorado State Banking Board and the Federal Deposit Insurance Corporation.

     The Company's broker-dealer subsidiaries are subject to regulation and supervision by the states in which they transact business, as well as by the SEC and the National Association of Securities Dealers ("NASD"). The SEC and the NASD have broad administrative and supervisory powers relative to all aspects of business and may examine the subsidiaries' business and accounts at any time.

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

COMPETITION

     The businesses conducted by the Company's subsidiaries are highly competitive. The Company's life insurance subsidiaries compete with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, the 100 largest writers of individual and group annuities account for approximately 95% of total net annuity premiums written. Net annuity premiums written among the top 100 companies range from less than $100 million to more than $9 billion annually. SunAmerica ranks in the top quartile of this group. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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

ITEM 2. PROPERTIES

     The Company's executive offices and the principal offices of its life insurance subsidiaries are in leased premises at 1 SunAmerica Center, Los Angeles, California. The Company's life insurance subsidiaries also lease office space in Torrance and Woodland Hills, California; Houston, Texas; and New York, New York. The Company's broker-dealers lease space in Phoenix, Arizona; Atlanta, Georgia; Houston, Texas; and New York, New York. The Company's asset management subsidiary leases offices in New York, New York, and the retirement trust services subsidiary occupies leased premises in Englewood, Colorado. The Company's premium finance subsidiary is headquartered in Sherman Oaks, California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the fourth quarter 1997 to a vote of security-holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the current executive officers of SunAmerica Inc. as of December 10, 1997:

                                                           Year
                                                          assumed    Other positions and other business
                                   Present position at    present      experience within the last five
          Name              Age     December 10, 1997     position                  years                    From-to
-------------------------   ----   --------------------   -------    -----------------------------------  -------------
Eli Broad                    64    Chairman and Chief       1976     (Cofounded Company in 1957)
                                   Executive Officer
                                   President                1986
Jay S. Wintrob               40    Vice Chairman            1995     Executive Vice President                 1991-1995
                                                                     (Joined Company in 1987)
James R. Belardi             40    Executive Vice           1995     Senior Vice President and                1992-1995
                                   President                         Treasurer
                                                                     (Joined Company in 1986)
Lorin M. Fife                44    Senior Vice              1995     Vice President and General               1994-1995
                                   President, General                Counsel -- Regulatory Affairs
                                   Counsel --                        Vice President and Associate             1989-1994
                                   Regulatory Affairs                General Counsel
                                                                     (Joined Company in 1989)
Marc H. Gamsin               42    Senior Vice              1996     Partner, O'Melveny & Myers LLP           1989-1996
                                   President
Jana Waring Greer            45    Senior Vice              1991     (Joined Company in 1974)
                                   President
Susan L. Harris              40    Senior Vice              1995     Vice President, General Counsel --       1994-1995
                                   President, General                Corporate Affairs, and Secretary
                                   Counsel -- Corporate              Vice President, Associate General        1989-1994
                                   Affairs and                       Counsel and Secretary (Joined
                                   Secretary                         Company in 1985)
Gary W. Krat                 50    Senior Vice              1992     (Joined Company in 1990)
                                   President
Scott H. Richland            35    Senior Vice              1997     Vice President and Treasurer             1995-1997
                                   President and                     Vice President and Assistant             1994-1995
                                   Treasurer                         Treasurer
                                                                     Assistant Treasurer                      1993-1994
                                                                     Director, SunAmerica Investments,        1990-1993
                                                                     Inc.
                                                                     (Joined Company in 1990)
Scott L. Robinson            51    Senior Vice              1991     (Joined Company in 1978)
                                   President
                                   and Controller
James W. Rowan               35    Senior Vice              1995     Vice President                           1993-1995
                                   President                         (Joined Company in 1992)
Karel Carnohan               41    Vice President           1995     Vice President, Equity                   1994-1995
                                                                     Analyst, C.J. Lawrence/
                                                                     Deutsche Bank Securities
                                                                     Corporation
                                                                     First Vice President,                    1990-1994
                                                                     Corporate Finance and
                                                                     Investor Relations,
                                                                     Countrywide Credit
                                                                     Industries, Inc.
                                                                     Countrywide Mortgage
                                                                     Investments, Inc.

                                                           Year
                                                          assumed    Other positions and other business
                                   Present position at    present      experience within the last five
          Name              Age     December 10, 1997     position                  years                    From-to
-------------------------   ----   --------------------   -------    -----------------------------------  -------------
Michael L. Fowler            43    Vice President           1988     (Joined Company in 1988)
N. Scott Gillis              45    Vice President           1997     Senior Vice President                 1994-Present
                                                                     and Controller, SunAmerica
                                                                     Life Companies
                                                                     Vice President and Controller            1990-1994
                                                                     SunAmerica Life Companies
                                                                     (Joined Company in 1985)
George L. Holdridge, Jr.     40    Vice President           1995     Senior Vice President,                   1994-1995
                                                                     SunAmerica Financial, Inc.
                                                                     Vice President and Director              1989-1994
                                                                     of Technology, SunAmerica
                                                                     Financial, Inc.
                                                                     (Joined Company in 1983)
Donald E. Spetner            38    Vice President           1997     Vice President,                          1989-1997
                                                                     Corporate Communications,
                                                                     Nissan North America, Inc.

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

     High and low sales prices, based on the New York Stock Exchange Composite Price Tape, for the Company's Common Stock for each quarter during the fiscal years ended September 30, 1997 and 1996 are as follows:

                                                               1997                                    1996
                                                ----------------------------------      ----------------------------------
                                                     High                Low                 High                Low
                                                --------------      --------------      --------------      --------------
First quarter.................................    $30 53/64           $23 27/64           $16 37/64           $13 39/64
Second quarter................................     34                  24 43/64            19 11/64            14 45/64
Third quarter.................................     34 5/64             24 43/64            19 43/64            15 13/64
Fourth quarter................................     40 53/64            32 29/64            24 37/64            17 27/64
                                                  =========           =========           =========           =========

     The sales prices listed above have been restated to reflect a three-for-two stock split, paid in the form of a stock dividend on August 29, 1997.

HOLDERS

     As of November 30, 1997, the number of holders of record of each class of common equity of the Company was as follows:

                                                                                       Number
                                                                                     of holders
                                  Title of Class                                     of record
-----------------------------------------------------------------------------------  ----------
Common Stock (par value $1.00 per share)...........................................       2,264
Nontransferable Class B Stock (par value $1.00 per share)..........................           7
                                                                                          =====

DIVIDENDS

     Dividends paid per share on the Company's Common Stock and Nontransferable Class B Stock for each quarter during the fiscal years ended September 30, 1997 and 1996 are as follows:

                                                          1997                        1996
                                                -------------------------   -------------------------
                                                Common    Nontransferable   Common    Nontransferable
                                                 Stock     Class B Stock     Stock     Class B Stock
                                                -------   ---------------   -------   ---------------
First quarter.................................  $0.0667           $0.0600   $0.0500           $0.0450
Second quarter................................   0.0667            0.0600    0.0500            0.0450
Third quarter.................................   0.0667            0.0600    0.0500            0.0450
Fourth quarter................................   0.0667            0.0600    0.0500            0.0450
                                                -------           -------   -------           -------
Total.........................................  $0.2668           $0.2400   $0.2000           $0.1800
                                                =======           =======   =======           =======

     The dividends listed above have been restated to reflect a three-for-two stock split, paid in the form of a stock dividend on August 29, 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein. Per-share amounts have been restated to reflect to reflect a three-for-two stock split, paid in the form of a stock dividend on August 29, 1997. In addition, certain items have been reclassified to conform to the current year's presentation.

                                                        Years ended September 30,
                                      -------------------------------------------------------------
                                        1997         1996         1995         1994         1993
                                      ---------    ---------    ---------    ---------    ---------
                                                (In thousands, except per-share amounts)
RESULTS OF OPERATIONS
Net investment income..............   $ 679,377    $ 492,756    $ 365,555    $ 294,454    $ 263,791
Net realized investment losses.....     (29,203)     (30,314)     (33,012)     (21,124)     (21,287)
Fee income.........................     317,703      248,411      198,604      171,085      148,646
General and administrative
  expenses.........................    (265,738)    (210,650)    (165,434)    (135,161)    (153,923)
Amortization of deferred
  acquisition costs................    (165,089)    (108,176)     (86,107)     (69,253)     (53,216)
                                      ---------    ---------    ---------    ---------    ---------
Pretax income......................     537,050      392,027      279,606      240,001      184,011
Income tax expense.................    (158,000)    (117,600)     (85,400)     (74,700)     (57,000)
                                      ---------    ---------    ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING FOR INCOME
  TAXES............................     379,050      274,427      194,206      165,301      127,011
Cumulative effect of change in
  accounting for income taxes......          --           --           --      (33,500)          --
                                      ---------    ---------    ---------    ---------    ---------
NET INCOME.........................   $ 379,050    $ 274,427    $ 194,206    $ 131,801    $ 127,011
                                      =========    =========    =========    =========    =========
EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING FOR
     INCOME TAXES..................   $    1.80    $    1.30    $    0.95    $    0.80    $    0.61
  Cumulative effect of change in
     accounting for income taxes...          --           --           --        (0.18)          --
                                      ---------    ---------    ---------    ---------    ---------
  NET INCOME.......................   $    1.80    $    1.30    $    0.95    $    0.62    $    0.61
                                      =========    =========    =========    =========    =========
CASH DIVIDENDS PER SHARE PAID TO
  COMMON SHAREHOLDERS:
  Nontransferable Class B Stock....   $  0.2400    $  0.1800    $  0.1200    $  0.0800    $  0.0560
                                      =========    =========    =========    =========    =========
  Common Stock.....................   $  0.2668    $  0.2000    $  0.1333    $  0.0889    $  0.0623
                                      =========    =========    =========    =========    =========

                                                               Years ended September 30,
                                                      --------------------------------------------
                                                      1997      1996      1995      1994      1993
                                                      ----      ----      ----      ----      ----
RATIO OF EARNINGS TO FIXED CHARGES
Ratio of earnings to fixed charges (which include
  dividends paid on preferred securities of grantor
  trusts and interest incurred on senior debt, but
  exclude interest incurred on fixed annuities,
  guaranteed investment contracts and trust
  deposits)........................................    4.6x      5.4x      5.8x      5.8x      6.1x
                                                       ===       ===       ===       ===       ===
Ratio of earnings to fixed charges (which include
  dividends paid on preferred securities of grantor
  trusts and interest incurred on senior debt,
  fixed annuities, guaranteed investment contracts
  and trust deposits)..............................    1.5x      1.5x      1.5x      1.5x      1.4x
                                                       ===       ===       ===       ===       ===
Ratio of earnings to combined fixed charges and
  preferred stock dividends (which include
  dividends paid on preferred securities of grantor
  trusts and interest incurred on senior debt, but
  exclude interest incurred on fixed annuities,
  guaranteed investment contracts and trust
  deposits)........................................    3.9x      3.8x      3.4x      2.8x      2.8x
                                                       ===       ===       ===       ===       ===
Ratio of earnings to combined fixed charges and
  preferred stock dividends (which include
  dividends paid on preferred securities of grantor
  trusts and interest incurred on senior debt,
  fixed annuities, guaranteed investment contracts
  and trust deposits)..............................    1.4x      1.4x      1.4x      1.4x      1.3x
                                                       ===       ===       ===       ===       ===

                                                         At September 30,
                              -----------------------------------------------------------------------
                                 1997           1996           1995           1994           1993
                              -----------    -----------    -----------    -----------    -----------
                                                          (In thousands)
FINANCIAL POSITION
Investments................   $24,408,178    $16,199,784    $10,808,959    $ 9,280,390    $10,364,952
Variable annuity assets....     9,514,675      6,380,458      5,263,006      4,513,093      4,194,970
Deferred acquisition
  costs....................     1,118,582        782,300        526,415        581,874        475,917
Other assets...............       595,451        364,279        245,787        280,868        231,582
                              -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS...............   $35,636,886    $23,726,821    $16,844,167    $14,656,225    $15,267,421
                              ===========    ===========    ===========    ===========    ===========
Reserves for fixed annuity
  contracts................   $14,445,126    $ 9,654,674    $ 4,862,250    $ 4,519,623    $ 4,934,871
Reserves for guaranteed
  investment contracts.....     5,553,292      4,169,028      3,607,192      2,783,522      2,216,104
Variable annuity
  liabilities..............     9,514,675      6,380,458      5,263,006      4,513,093      4,194,970
Trust deposits.............       427,433        436,048        426,595        442,320        378,986
Other payables and accrued
  liabilities..............     1,097,418        489,672        747,733        860,763      1,828,153
Long-term notes and
  debentures...............     1,136,072        573,335        524,835        472,835        380,560
Other senior
  indebtedness.............            --             --             --         28,662        127,151
Deferred income taxes......       383,764        125,417        146,847         74,319         96,599
Preferred securities of
  grantor trusts...........       495,000        237,631         52,631             --             --
Shareholders' equity.......     2,584,106      1,660,558      1,213,078        961,088      1,110,027
                              -----------    -----------    -----------    -----------    -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY.....   $35,636,886    $23,726,821    $16,844,167    $14,656,225    $15,267,421
                              ===========    ===========    ===========    ===========    ===========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three years in the period ended September 30, 1997 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

     NET INCOME totaled $379.1 million or $1.80 per share in 1997, compared with $274.4 million or $1.30 per share in 1996 and $194.2 million or $0.95 per share in 1995. On March 31, 1997, the Company acquired certain annuity contracts from John Alden Life Insurance Company and all of the outstanding common stock of John Alden Life Insurance Company of New York (collectively, the "John Alden Acquisition"). During fiscal 1996, the Company acquired CalAmerica Life Insurance Company (formerly known as CalFarm Life Insurance Company) ("CalAmerica") on December 29, 1995; Ford Life Insurance Company ("Ford Life") on February 29, 1996; and certain annuity contracts from The Central National Life Insurance Company of Omaha (the "Central National Annuity Contracts") on April 1, 1996 (collectively, the "1996 Acquisitions"). The John Alden Acquisition and the 1996 Acquisitions (collectively, the "Acquisitions") were accounted for under the purchase method of accounting, and, therefore, results of operations include those of the Acquisitions only from their respective dates of acquisition. Consequently, operating results for the fiscal years 1997, 1996 and 1995 are not comparable. On a pro forma basis, using the historical operating results of the acquired businesses and assuming the Acquisitions had been consummated on October 1, 1994, the beginning of the earliest period discussed herein, net income would have been $397.4 million ($1.88 per share) in 1997, $323.2 million ($1.54 per share) in 1996 and $232.3 million ($1.15 per share) in 1995.

     PRETAX INCOME totaled $537.1 million in 1997, $392.0 million in 1996 and $279.6 million in 1995. The 37.0% improvement in 1997 over 1996 and the 40.2% improvement in 1996 over 1995 primarily resulted from increased net investment income and fee income, which were partially offset by higher general and administrative expenses and increased amortization of deferred acquisition costs.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $679.4 million in 1997 from $492.8 million in 1996 and $365.6 million in 1995. These amounts equal 3.26% on average invested assets (computed on a daily basis) of $20.86 billion in 1997, 3.43% on average invested assets of $14.36 billion in 1996 and 3.69% on average invested assets of $9.90 billion in 1995. The invested assets associated with the Acquisitions were primarily high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. As a result of the Acquisitions, net investment income as a percent of average invested assets in 1997 and 1996 has declined. However, on a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1994, net investment income on related average invested assets would have been 3.14% in 1997, 2.97% in 1996 and 2.75% in 1995.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $1.15 billion in 1997, $1.06 billion in 1996 and $741.2 million in 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.95% in 1997, 3.01% in 1996 and 3.25% in 1995. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1994, the Spread Difference would have been 2.91% in 1997, 2.82% in 1996 and 2.71% in 1995.

     Investment income (and the related yields on average invested assets) totaled $1.80 billion (8.61%) in 1997, compared with $1.25 billion (8.74%) in 1996 and $905.8 million (9.15%) in 1995. Investment income and the related yields reflect the effects of the Acquisitions from their respective dates of acquisition. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1994, the yields on related average invested assets would have been 8.53% in 1997, 8.37% in 1996 and 8.16% in 1995. This increased yield (on a pro forma basis) in 1997 reflects a partial reallocation of lower yielding invested assets acquired as part of the Acquisitions into generally higher yielding asset classes in which the Company has historically invested a portion of its portfolio. In addition, the John Alden Acquisition increased the proportion of mortgage loans in the Company's portfolio. On average, mortgage loans have higher yields than that of the Company's overall portfolio. Increased investment income in 1997 and 1996 also reflects higher returns from the Company's investments in partnerships and total return bond swap agreements (the "Total Return Agreements"), as well as increases in average invested assets (in excess of those acquired through the Acquisitions).

     Partnership income increased to $241.5 million (a yield of 21.00% on related average assets of $1.15 billion) in 1997, compared with $178.6 million (a yield of 19.04% on related average assets of $937.8 million) in 1996 and $134.1 million (a yield of 18.17% on related average assets of $738.0 million) in 1995. Partnership income includes income recognized by using the cost method of accounting, which amounted to $71.7 million, $59.1 million and $106.9 million in 1997, 1996 and 1995, respectively. Such income is based upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

     The Company has enhanced investment yield from time to time through Total Return Agreements. The Company recorded income of $35.4 million on Total Return Agreements in 1997, compared with $32.5 million recorded in 1996 and $13.0 million recorded in 1995. The improved results in 1997 and 1996 reflect improved overall performance of the non-investment-grade bonds underlying the Total Return Agreements and increases in the average notional principal amount of the Total Return Agreements. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.)

     Total interest and dividend expense equalled $1.12 billion in 1997, $761.5 million in 1996 and $540.2 million in 1995. The average rate paid on all interest-bearing liabilities was 5.66% in 1997, compared with 5.73% in 1996 and 5.90% in 1995. Interest-bearing liabilities averaged $19.71 billion during 1997, compared with $13.29 billion during 1996 and $9.16 billion during 1995. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1994, the average rate paid on all interest-bearing liabilities would have been 5.62% in 1997, 5.55% in 1996 and 5.45% in 1995. These increases in overall rates paid reflect year-over-year increases in the percentage of average interest-bearing liabilities composed of senior debt, guaranteed investment contracts ("GICs") and preferred securities of subsidiary grantor trusts, which, though the average rates have declined on these liabilities since 1995, generally bear higher interest rates than that of the Company's interest-bearing liabilities on average.

     GROWTH IN AVERAGE INVESTED ASSETS since 1995 primarily reflects the impact of the Acquisitions. As part of the Acquisitions, the Company acquired $722.5 million of invested assets of CalAmerica on December 29, 1995, $3.10 billion of invested assets of Ford Life on February 29, 1996, $908.8 million of invested assets associated with the Central National Annuity Contracts on April 1, 1996 and $5.00 billion of invested assets associated with the John Alden Acquisition on March 31, 1997. The Company intends to continue to pursue a strategy of enhancing its internal growth with complementary acquisitions.

     Average invested assets also increased as a result of sales of the Company's fixed-rate products, consisting of both fixed annuity premiums (including those for the fixed accounts of variable annuity products) and GIC premiums, and $1.44 billion of aggregate net proceeds from the issuances of Common Stock, preferred securities of subsidiary grantor trusts and long-term notes. Fixed annuity premiums totaled $1.49 billion in 1997, compared with $993.4 million in 1996 and $944.7 million in 1995. These premiums include premiums for the fixed accounts of variable annuities totaling $1.17 billion, $782.6 million and $286.7 million, respectively, which have increased primarily because of increased sales of the Company's Polaris product and greater inflows into the one-year fixed account of that product.

     GIC premiums increased to $2.08 billion in 1997 from $1.02 billion in 1996 and $1.77 billion in 1995. The increase in GIC premiums in 1997 reflects an expansion of the GIC client base due, in part, to a broadening of the Company's products and distribution channels, including its AAA-rated and its AAA/Aaa-rated credit-enhanced GIC products. This increase also reflects increased sales of longer-maturity products to banks, asset management firms for their long-term portfolios and certain trusts. The decline in GIC premiums in 1996 primarily resulted from planned reductions of sales of short-term maturity products to asset management firms and from reductions of sales to banks. While GIC premiums declined, GIC surrenders and maturities also declined during 1996 to $708.7 million, compared with $1.16 billion in 1995. GIC surrenders and maturities were $1.01 billion in 1997. The size of the Company's GIC reserves increased over the three-year period to $5.55 billion at September 30, 1997 from $2.78 billion at September 30, 1994.

     The GICs issued by the Company generally guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. The Company generally imposes surrender penalties in the event of other withdrawals prior to maturity. GICs purchased by banks and asset management firms for their long-term portfolios, certain trusts or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $29.2 million in 1997, $30.3 million in 1996 and $33.0 million in 1995. Net realized investment losses include impairment writedowns of $65.3 million in 1997, $34.9 million in 1996 and $42.7 million in 1995. Therefore, net gains from sales of investments totaled $36.1 million in 1997, $4.6 million in 1996 and $9.7 million in 1995.

     The Company sold invested assets, principally bonds and notes, aggregating $13.90 billion, $7.88 billion and $4.85 billion in 1997, 1996 and 1995, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because sales of investments are made in both rising and falling interest rate environments, net gains from sales of investments fluctuate from period to period, and represent 0.17%, 0.03% and 0.10% of average invested assets for 1997, 1996 and 1995, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit and interest-rate risk.

     Impairment writedowns primarily have been applied to defaulted bonds and mortgage loans. Impairment writedowns, on an annualized basis, represent 0.31%, 0.24% and 0.43% of average invested assets for 1997, 1996 and 1995, respectively. For the five years ended September 30, 1997, impairment writedowns as a percentage of average invested assets have ranged from 0.24% to 1.36% and have averaged 0.60%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $141.2 million in 1997, $104.7 million in 1996 and $84.6 million in 1995. These increased fees reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $7.66 billion during 1997, $5.75 billion during 1996 and $4.67 billion during 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $1.31 billion in 1997, $929.2 million in 1996 and $571.4 million in 1995. Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $2.47 billion, $1.71 billion and $858.1 million in 1997, 1996 and 1995, respectively. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $64.9 million in 1997, $49.8 million in 1996 and $33.7 million in 1995. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $17.52 billion in 1997, $12.78 billion in 1996 and $7.41 billion in 1995. The increases in sales and net retained commissions reflect a greater number of registered representatives, higher average production per representative and generally favorable market conditions. The greater number of registered representatives was primarily due to acquisitions, including the January 22, 1997 acquisition of The Financial Group, Inc., which, through its subsidiary, Keogler Morgan & Company, licensed more than 400 independent registered representatives at date of acquisition; and the January 3, 1996 acquisition of Advantage Capital Corporation, a Houston-based broker-dealer, which licensed approximately 1,000 independent registered representatives at date of acquisition. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

     SURRENDER CHARGES on fixed and variable annuities totaled $35.2 million (including $24.5 million attributable to the Acquisitions) in 1997, compared with $22.1 million in 1996 (including $11.1 million attributable to the Acquisitions) and $11.9 million in 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $2.28 billion (including $1.00 billion attributable to the Acquisitions) in 1997, compared with $1.42 billion (including $245.8 million attributable to the Acquisitions) in 1996 and $1.31 billion in 1995. These payments represent 12.0% (15.0% of average fixed annuity reserves associated with the Acquisitions), 11.1% (9.3% of average fixed annuity reserves associated with the 1996 Acquisitions) and 14.8%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $827.3 million in 1997, $637.0 million in 1996 and $650.0 million in 1995. Consistent with the assumptions used in connection with the John Alden Acquisition, management anticipates that the level of withdrawal payments will continue to reflect higher relative withdrawal rates in the near future because of higher surrenders on the annuity business acquired in the John Alden Acquisition.

     Excluding the effects of the Acquisitions, withdrawal payments represented 10.4% of related average fixed and variable annuity reserves in 1997 and 11.6% in 1996. These lower surrender rates reflect the continued decrease in the percentage of non-acquisition-related annuity contracts that are free of surrender charges.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $25.8 million on average assets managed of $2.34 billion in 1997, $25.4 million on average assets managed of $2.14 billion in 1996 and $26.9 million on average assets managed of $2.07 billion in 1995. Asset management fees are not proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, amounted to $454.8 million in 1997, compared with $223.4 million in 1996 and $140.2 million in 1995. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $412.8 million in 1997, $379.9 million in 1996 and $426.5 million in 1995. The significant increases in sales during 1997 principally resulted from the introduction in November 1996 of the Company's Style Select Series product. Higher mutual fund sales and lower redemptions in 1996 both reflect enhanced marketing efforts and the favorable performance records of certain of the Company's mutual funds, and heightened consumer demand for equity investments generally.

     LOAN SERVICING FEES are earned by Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the loans it originates and earns fee income by servicing the sold loans. Such fee income totaled $24.3 million on average loans serviced of $490.5 million in 1997, compared with $23.8 million on average loans serviced of $457.8 million in 1996, and $19.8 million on average loans serviced of $438.3 million in 1995. Although average loans serviced have increased during 1997, loan servicing fees have not increased proportionately, largely due to increased competition in the premium finance marketplace.

     TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified retirement plans. Trust fees increased to $17.9 million in 1997 (on an average of 204,400 trust accounts) from $16.7 million in 1996 (on an average of 201,800 trust accounts) and $15.4 million in 1995 (on an average of 196,000 trust accounts).

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $265.7 million in 1997, compared with $210.7 million in 1996 and $165.4 million in 1995. General and administrative expenses in 1997 and 1996 reflect the impact of acquisitions from their respective dates of occurrence. General and administrative expenses in 1997 include a $15.0 million provision for estimated programming costs associated with the year 2000. Management believes that this provision is adequate and does not anticipate any material future expenses associated with this project. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $165.1 million in 1997, compared with $108.2 million in 1996 and $86.1 million in 1995. The increases in amortization primarily reflect the amortization of the deferred acquisition costs attributable to the Acquisitions, which aggregated $65.2 million in 1997 and $16.8 million in 1996. Amortization has also increased during the three-year period due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     INCOME TAX EXPENSE totaled $158.0 million in 1997, compared with $117.6 million in 1996 and $85.4 million in 1995, representing effective tax rates of 29% in 1997, 30% in 1996 and 31% in 1995. These tax rates reflect the favorable impact of tax credits associated with tax-advantaged investments in affordable housing partnerships owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDERS' EQUITY increased 55.6% to $2.58 billion at September 30, 1997 from $1.66 billion at September 30, 1996, primarily due to $577.3 million of net proceeds realized from the issuance of additional Common Stock, $379.1 million of net income recorded in 1997 and $209.9 million of net unrealized gains on debt and equity securities available for sale (credited directly to shareholders' equity), versus $17.0 million of net unrealized losses on such securities recorded at September 30, 1996. These favorable factors were partially offset by a $136.5 million aggregate reduction in outstanding preferred stock resulting from the redemption of Series B Preferred Stock and Adjustable Rate Cumulative Preferred Stock, Series C (see Note 9 of Notes to Consolidated Financial Statements) and $67.8 million of dividends paid to shareholders.

     INVESTED ASSETS at year end totaled $24.41 billion in 1997, compared with $16.20 billion at year-end 1996. This 50.7% increase primarily resulted from the John Alden Acquisition (with related invested assets aggregating $5.00 billion at the date of acquisition). Other factors contributing to this increase include sales of GICs; net proceeds from the issuance of Common Stock; $559.3 million of net proceeds from the issuance of long-term notes and debentures; the $462.5 million net unrealized gain recorded on debt and equity securities available for sale at September 30, 1997, versus the $39.1 million net unrealized loss recorded on such securities at September 30, 1996; and a $257.4 million net increase in preferred securities of subsidiary grantor trusts.

     The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which comprises 76% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $398.8 million at September 30, 1997. At September 30, 1996, the amortized cost exceeded the fair value of the Bond Portfolio by $75.6 million. The net unrealized gains on the Bond Portfolio since September 30, 1996 principally reflect the lower prevailing interest rates at September 30, 1997 and the corresponding effect on the fair value of the Bond Portfolio.

     At September 30, 1997, the Bond Portfolio (at amortized cost, excluding $136.4 million of redeemable preferred stocks) included $17.28 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $707.2 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1997, approximately $16.10 billion of the Bond

Portfolio was investment grade, including $7.27 billion of U.S.
government/agency securities and mortgage-backed securities ("MBSs").

     At September 30, 1997, the Bond Portfolio included $1.89 billion (at amortized cost with a fair value of $1.97 billion) of bonds that were not investment grade. Based on their September 30, 1997 amortized cost, these non-investment-grade bonds accounted for 5.3% of the Company's total assets and 7.9% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $439.1 million at September 30, 1997 (see "Asset-Liability Matching").

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at September 30, 1997.

     The following table summarizes the Company's rated bonds by rating classification as of September 30, 1997 (dollars in thousands):

    Issues rated by S&P/Moody's/DCR/Fitch              Issues not rated by S&P/Moody's/                    Total
----------------------------------------------            DCR/Fitch, by NAIC category            --------------------------
S&P/(Moody's)/                                     -----------------------------------------                     Percent of
  [DCR]/<Fitch>     Amortized       Estimated         NAIC         Amortized      Estimated       Amortized       invested
   category(1)        cost         fair value      category(2)        cost        fair value        cost         assets(3)
---------------    -----------     -----------     -----------     ----------     ----------     -----------     ----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  <AAA to A->      $10,656,174     $10,835,942          1          $1,468,979     $1,487,022     $12,125,153        50.64%
BBB+ to BBB-
 (Baa1 to Baa3)
 [BBB+ to BBB-]
 <BBB+ to BBB->      3,415,438       3,490,194          2             558,826        579,575       3,974,264        16.60
BB+ to BB-
 (Ba1 to Ba3)
 [BB+ to BB-]
 <BB+ to BB->          137,818         151,979          3              85,731         88,911         223,549         0.93
B+ to B-
 (B1 to B3)
 [B+ to B-]
 <B+ to B->          1,325,950       1,387,326          4             227,437        228,298       1,553,387         6.49
CCC+ to C
 (Caa to C)
 [CCC]
 <CCC+ to C->           33,960          28,806          5              66,110         71,147         100,070         0.42
CI to D
 [DD]
 <D>                        --              --          6              11,965         11,500          11,965         0.05
                   -----------     -----------                     ----------     ----------     -----------
Total rated
 issues            $15,569,340     $15,894,247                     $2,419,048     $2,466,453     $17,988,388
                   ===========     ===========                     ==========     ==========     ===========

Issues rated
by S&P/Moody's/
DCR/Fitch
---------------
S&P/(Moody's)/
  [DCR]/<Fitch>   Estimated
   category(1)   fair value
---------------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  <AAA to A->    $12,322,964
BBB+ to BBB-
 (Baa1 to Baa3)
 [BBB+ to BBB-]
 <BBB+ to BBB->    4,069,769
BB+ to BB-
 (Ba1 to Ba3)
 [BB+ to BB-]
 <BB+ to BB->        240,890
B+ to B-
 (B1 to B3)
 [B+ to B-]
 <B+ to B->        1,615,624
CCC+ to C
 (Caa to C)
 [CCC]
 <CCC+ to C->         99,953
CI to D
 [DD]
 <D>                  11,500
                  ----------
Total rated
 issues          $18,360,700
                 ===========

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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $707.2 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3) At amortized cost.

     Senior Secured Loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $2.46 billion at September 30, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1997, Secured Loans consisted of loans to 338 borrowers spanning 45 industries, with 21% of these assets (at amortized cost) concentrated in financial institutions and 14% concentrated in utilities. No other industry concentration constituted more than 5% of these assets.

     While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for its Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company's Secured Loans are rated by S&P, Moody's, DCR, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

     MORTGAGE LOANS aggregated $3.14 billion at September 30, 1997 and consisted of 1,267 commercial first mortgage loans with an average loan balance of approximately $2.5 million, collateralized by properties located in 45 states. Approximately 29% of this portfolio was multifamily residential, 27% was retail, 15% was office, 9% was manufactured housing, 7% was industrial and 13% was other types. At September 30, 1997, approximately 18%, 11%, 9% and 8% of this portfolio was secured by properties located in California, New York, Florida and Texas, respectively, and no more than 5% of this portfolio was secured by properties located in any other single state. At September 30, 1997, there were 51 mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 30% of this portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At September 30, 1997, approximately 34% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2000. During 1997, 1996 and 1995, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio. At September 30, 1997, the mortgage loan portfolio included $808.6 million of commercial mortgage loans obtained as part of the John Alden Acquisition. During 1997, the Company sold $333.8 million of single-family residential mortgage loans obtained as part of the John Alden Acquisition.

     At September 30, 1997, approximately 45% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP investments totaled $1.29 billion at September 30, 1997, constituting investments in approximately 550 separate partnerships with an average size of approximately $2.3 million. This portfolio includes: (i) $664.6 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 3,500 separate issuers; (ii) $516.2 million of partnerships that make tax-advantaged investments in affordable housing properties, currently involving approximately 525 multifamily projects in 43 states; and (iii) $106.0 million of partnerships that invest in mortgage loans and income-producing real estate. At September 30, 1997, $725.5 million of the Company's partnerships was accounted for by using the cost method and $561.3 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, a) for the affordable housing partnerships by the marketability of the tax credits they generate; and b) in the case of many of the other partnerships, by the existence of contractual termination provisions.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other restrictions in order to encourage persistency. Approximately 87% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1997.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At September 30, 1997, these assets had an aggregate fair value of $23.06 billion with a duration of 3.5. The Company's fixed-rate liabilities include: fixed annuities; GICs; trust deposits; long-term notes and debentures; and preferred securities of subsidiary grantor trusts. At September 30, 1997, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $21.43 billion with a duration of 3.0. The Company's potential exposure due to a relative 10% increase in interest rates prevalent at September 30, 1997 is a loss of approximately $98.3 million in fair value of its fixed-rate assets that is not offset by an increase in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

     Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity and GIC products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At September 30, 1997, the Company had 39 outstanding Swap Agreements with an aggregate notional principal amount of $1.62 billion. These agreements mature in various years through 2003 and have an average remaining maturity of 38 months.

     The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos") and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos and Total Return Agreements. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Total Return Agreements effectively exchange a fixed rate of interest on the notional amount for the coupon income plus or minus the increase or decrease in the fair value of specified non-investment-grade bonds. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

     There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risks associated with Total Return Agreements are the credit risk on the underlying non-investment-grade bonds, the risk of potential loss due to bond market fluctuations and the risk associated with counterparty nonperformance. The primary risk associated with the Company's Reverse Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Total Return Agreements, Reverse Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements typically hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of a Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase an MBS, the Company assesses the risk of prepayment by analyzing the security's projected performance over an array of interest-rate scenarios. Once an MBS is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

     INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $38.5 million at September 30, 1997 (at amortized cost after impairment writedowns, with a fair value of $38.0 million), including $15.6 million of bonds and notes and

$22.9 million of mortgage loans. At September 30, 1997, defaulted investments constituted 0.2% of total invested assets. At September 30, 1996, defaulted investments totaled $28.7 million, including $16.7 million of bonds and notes and $12.0 million of mortgage loans, and constituted 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1997, approximately $15.87 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $458.8 million, while approximately $2.25 billion of the Bond Portfolio had an aggregate unrealized loss of $60.0 million. In addition, the Company's investment portfolio currently provides approximately $184.7 million of monthly cash flow from scheduled principal and interest payments. Further, $3.23 billion remains available to the Company to issue securities under a shelf registration statement filed in July 1997 (see Note 6 of Notes to Consolidated Financial Statements). Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at September 30, 1997, had invested assets with a fair value of $2.51 billion and outstanding senior indebtedness of $1.14 billion, comprising all of the Company's outstanding senior indebtedness. In October 1997, subsequent to its fiscal year-end, the Company issued $100 million of 6.75% notes due October 1, 2007 (the "6.75% Notes"). (See Note 6 of Notes to Consolidated Financial Statements.) Additionally, as of September 30, 1997, the Parent had three GICs purchased by local government entities which aggregated $227.0 million.

     During November 1996 and October 1995, respectively, the Parent purchased the common securities of SunAmerica Capital Trust III and SunAmerica Capital Trust II (collectively, the "Grantor Trusts") and issued an aggregate of $511.9 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of the preferred securities of the Grantor Trusts (see Note 8 of Notes to Consolidated Financial Statements).

     The Parent's annual debt service (principal and interest payments) with respect to its senior indebtedness (including the 6.75% Notes), GIC obligations and Debentures totals $183.6 million for fiscal 1998, $292.0 million for fiscal 1999, $574.6 million for fiscal 2000, $139.0 million for fiscal 2001, $297.4 million for fiscal 2002 and $4.27 billion, in the aggregate, thereafter. On or before October 31, 1999, the Company is contractually scheduled to receive $431.3 million upon delivery of 17.3 million or fewer shares of the Company's Common Stock in accordance with the terms of the Company's 8 1/2% Premium Equity Redemption Cumulative Security Units.

     The Parent received dividends from its regulated life insurance subsidiaries totaling $118.7 million in April 1997, $94.3 million in March 1996 and $69.2 million in March 1995. The Parent also received dividends of $17.5 million in fiscal 1997 and $16.0 million in fiscal 1996 from its other directly owned subsidiaries. The ability of the Company's life insurance subsidiaries to pay dividends is limited by statute. There are no dividends available to the Parent from its regulated life insurance subsidiaries for the remainder of calendar year 1997.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 1998 Annual Meeting of Shareholders and Proxy Statement, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information regarding the executive officers of the Company, which is included in Part I on pages 10-11.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the indexes set forth on pages F-1 and S-1 of this report.

EXHIBITS

Exhibit
 No.                                         Description
------   -----------------------------------------------------------------------------------
 2(a)    Stock Purchase Agreement between the Company and The American Road Insurance
          Company, dated as of November 10, 1995, whereby the Company acquired all of the outstanding stock of Ford Life Insurance Company from The American Road Insurance
          Company, a subsidiary of Ford Motor Company, is incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K, filed on December 12, 1995.
 2(b)    Share Exchange Agreement, dated January 12, 1996, among the Company, Stanford
          Ranch, Inc., and the Stockholders of Stanford Ranch, Inc. named therein, whereby the Company issued shares of its Common Stock in exchange for all of the outstanding shares of common stock of Stanford Ranch, Inc., is incorporated herein by reference to the Company's Notice of 1996 Annual Meeting and Proxy Statement,
          filed January 15, 1996.
 2(c)    Asset Purchase and Sale Agreement between SunAmerica Life Insurance Company and
          John Alden Life Insurance Company, dated as of November 29, 1996 is incorporated herein by reference to Exhibit 2(c) to the Company's 1996 Annual Report on Form
          10-K, filed December 10, 1996.
 2(d)    Stock Purchase Agreement between SunAmerica Life Insurance Company and John Alden
          Financial Corporation, dated as of November 29, 1996, regarding all of the outstanding stock of John Alden Life Insurance Company of New York, is incorporated herein by reference to Exhibit 2(d) to the Company's 1996 Annual
          Report on Form 10-K, filed December 10, 1996.
 3(a)    Restated Charter, dated October 3, 1991, is incorporated herein by reference to
          Exhibit 3(a) to the Company's Form 8 dated and filed October 4, 1991, amending the
          Company's Annual Report on Form 10-K for the year ended September 30, 1990, filed
          December 20, 1990.
 3(b)    Articles Supplementary, dated June 24, 1992, which define the rights of the holders of the Company's 9 1/4% Preferred Stock, Series B, are incorporated herein by reference to Exhibit 3(c) to the Company's 1992 Annual Report on Form 10-K, filed
          November 30, 1992.
 3(c)    Amendment to the Company's Restated Articles of Incorporation, dated February 1,
          1993, is incorporated herein by reference to Exhibit 1 to the Company's Form 8-K, filed February 3, 1993.
 3(d)    Articles Supplementary, dated March 9, 1993, which define the rights of the holders of the Company's Series D Mandatory Conversion Premium Dividend Preferred Stock,
          are incorporated herein by reference to Exhibit 3(e) to the Company's Registration
          Statement No. 33-66048 on Form S-4, filed July 22, 1993.
 3(e)    Articles Supplementary, dated August 31, 1993, which define the rights of the holders of the Company's Adjustable Rate Cumulative Preferred Stock, Series C, are
          incorporated herein by reference to Exhibit 3(f) to the Company's 1993 Annual
          Report on Form 10-K, filed December 16, 1993.

Exhibit
 No.                                         Description
------   -----------------------------------------------------------------------------------
 3(f)    Articles Supplementary, dated January 27, 1995, which define the reacquisition of the Company's Series A Mandatory Conversion Premium Dividend Preferred Stock, are
          incorporated herein by reference to Exhibit 3(g) to the Company's 1995 Annual
          Report on Form 10-K, filed November 29, 1995.
 3(g)    Articles Supplementary, dated October 30, 1995, which define the rights of the holders of the Company's Series E Mandatory Conversion Premium Dividend Preferred
          Stock, are incorporated herein by reference to Exhibit 3(h) to the Company's
          Annual Report on Form 10-K, filed November 29, 1995.
 3(h)    Articles of Amendment, dated October 30, 1995, are incorporated herein by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K, filed November 29,
          1995.
 3(i)    Articles of Amendment, dated June 7, 1996, are incorporated herein by reference to
          Exhibit 3(j) to the Company's Annual Report on Form 10-K, filed December 10, 1996.
 3(j)    Articles of Amendment, dated February 14, 1997.
 3(k)    Bylaws, as amended and restated on November 8, 1996, are incorporated herein by reference to Exhibit 3(k) to the Company's Annual Report on Form 10-K, filed
          December 10, 1996.
 4(a)    Restated Charter, dated October 3, 1991. See Exhibit 3(a).
 4(b)    Bylaws, as amended and restated on November 8, 1996. See Exhibit 3(l).
 4(c)    Articles Supplementary, dated June 24, 1992. See Exhibit 3(b).
 4(d)    Articles Supplementary, dated March 9, 1993. See Exhibit 3(d).
 4(e)    Articles Supplementary, dated August 31, 1993. See Exhibit 3(e).
 4(f)    Form of Subordinated Indenture, dated as of October 28, 1996, between the Company and The First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement No. 333-14201 on
          Form S-3, filed October 16, 1996.
 4(g)    Senior Indenture, dated as of April 15, 1993, between the Company and The First
          National Bank of Chicago, as Trustee, defining the rights of the holders of the
          Company's 8 1/8% Debentures due April 28, 2023 and certain other debt securities of the Company, is incorporated herein by reference to Exhibit 4(h) to the
          Company's 1993 Annual Report on Form 10-K, filed December 16, 1993.
 4(h)    Supplemental Indenture, dated as of June 28, 1993, supplementing the Senior
          Indenture, dated as of April 15, 1993, is incorporated herein by reference to
          Exhibit 4.2 to the Company's Registration Statement No. 333-14201 on Form S-3,
          filed October 16, 1996.
 4(i)    Supplemental Indenture, dated October 28, 1996, supplementing the Senior Indenture, dated as of April 15, 1993, as amended by the Supplemental Indenture, dated as of
          June 28, 1993, between the Company and The First National Bank of Chicago, as
          Trustee, is incorporated herein by reference to Exhibit 4.7 to the Company's
          Current Report on Form 8-K, filed November 6, 1996.
 4(j)    Junior Subordinated Indenture, dated as of March 15, 1995, as supplemented by the
          First Supplemental Indenture, dated as of March 15, 1995, defining the rights of the holders of the Company's 9.95% Junior Subordinated Debentures, Series A, due
          2044, between the Company and The First National Bank of Chicago, is incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement No.
          33-62405 on Form S-3, filed September 6, 1995.

Exhibit
 No.                                         Description
------   -----------------------------------------------------------------------------------
 4(k)    Form of Second Supplemental Indenture, dated October 11, 1995, to the Junior
          Subordinated Indenture dated as of March 15, 1995, defining the rights of the holders of the Company's 8.35% Junior Subordinated Debentures due 2044, between the Company and The First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.12 to the Company's Registration Statement No.
          33-64205 on Form S-3, filed September 6, 1995.
 4(l)    Supplemental Indenture, dated October 28, 1996, supplementing the Junior
          Subordinated Indenture, dated as of March 15, 1995, between the Company and The
          First National Bank of Chicago, as Trustee, is incorporated herein by reference to
          Exhibit 4.8 to the Company's Current Report on Form 8-K, filed November 6, 1996.
 4(m)    Fourth Supplemental Indenture, dated November 13, 1996, to the Junior Subordinated
          Indenture, dated as of March 15, 1995, defining the rights of the holders of the
          Company's 8.30% Junior Subordinated Debentures due 2045, between the Company and
          The First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit 4.16 to the Company's Current Report on Form 8-K, filed
          November 12, 1996.
 4(n)    Purchase Contract Agreement, dated November 6, 1996, between the Company and The
          Bank of New York, as Purchase Contract Agent (including Form of Security
          Certificate), is incorporated hereby by reference to Exhibit 4.3 to the Company's
          Current Report on Form 8-K, filed November 6, 1996.
 4(o)    Pledge Agreement, dated November 6, 1996, among the Company, The First National
          Bank of Chicago, as Collateral Agent, and The Bank of New York, as Purchase
          Contract Agent, is incorporated herein by reference to Exhibit 4.4 to the
          Company's Current Report on Form 8-K, filed November 6, 1996.
 4(p)    Prepaid Securities Indenture, dated November 1, 1996, between the Company and The
          Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed November 6, 1996.
 4(q)    Supplemental Indenture, dated November 6, 1996, to the Prepaid Securities Indenture
          (including Form of Certificate for the Prepaid Securities), is incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K, filed
          November 6, 1996.
 4(r)    Tri-Party Agreement, dated as of July 1, 1993, among The First National Bank of
          Chicago, Bank of America, NT & SA and the Company, appointing The First National
          Bank of Chicago as Successor Trustee to Bank of America NT & SA for the Company's
          9% Notes due January 15, 1995 and 9.95% Debentures due February 1, 2012, is
          incorporated herein by reference to Exhibit 4(i) to the Company's 1993 Annual
          Report on Form 10-K, filed December 16, 1993.
 4(s)    Form of Amended and Restated Declaration of Trust of SunAmerica Capital Trust I,
          dated as of June 6, 1995, among the Company and the Trustees of the Trust, is incorporated herein by reference to Exhibit 4.5 to the Company's Registration
          Statement Nos. 33-56961 and 33-56961-01 on Form S-4, filed April 12, 1995.
 4(t)    Form of Amended and Restated Declaration of Trust of SunAmerica Capital Trust II,
          dated as of October 11, 1995, among the Company and the Trustees of the Trust, is incorporated herein by reference to Exhibit 4.10 to the Company's Registration
          Statement Nos. 33-62405 and 33-62405-01 on Form S-3, filed September 6, 1995.
 4(u)    Amended and Restated Declaration of Trust of SunAmerica Capital Trust III, dated as of November 13, 1996, among the Company and Trustees of the Trust, is incorporated herein by reference to Exhibit 4.13 to the Company's Current Report on Form 8-K,
          filed November 12, 1996.

Exhibit
 No.                                         Description
------   -----------------------------------------------------------------------------------
 4(v)    Form of Guarantee Agreement, dated October 11, 1995, between the Company and The
          Bank of New York, as Trustee, relating to the Preferred Securities of SunAmerica
          Capital Trust II, is incorporated herein by reference to Exhibit 4.14 to the
          Company's Registration Statement Nos. 33-62405 and 33-62405-01 on Form S-3, filed
          September 6, 1995.
 4(w)    Form of Guarantee Agreement, dated November 13, 1996, between the Company and The
          Bank of New York, as Trustee, relating to the Preferred Securities of SunAmerica
          Capital Trust III, is incorporated herein by reference to Exhibit 4.19 of the
          Company's Registration Statement Nos. 333-14201 and 333-14201-01 on Form S-3,
          filed October 16, 1996.
10(a)    Employment Agreement, dated July 14, 1992, between the Company and Michael L.
          Fowler, is incorporated herein by reference to Exhibit 10(f) to the Company's 1992
          Annual Report on Form 10-K, filed November 30, 1992.
10(b)    Employment Agreement, dated April 17, 1995, between the Company and Joseph M.
          Tumbler, is incorporated herein by reference to Exhibit 10(a) to the Company's
          Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed August
          14, 1995.
10(c)    Employment Agreement, dated April 27, 1995, between the Company and Jay S. Wintrob, is incorporated herein by reference to Exhibit 10(b) to the Company's Quarterly
          Report on Form 10-Q, for the quarter ended June 30, 1995, filed August 14, 1995.
10(d)    Employment Agreement, dated August 15, 1997, between the Company and Gary W. Krat.
10(e)    1988 Employee Stock Plan is incorporated herein by reference to Exhibit B to the
          Company's and Kaufman and Broad Home Corporation's Notice of and Joint Proxy
          Statement for Special Meeting of Shareholders held on February 21, 1989, filed
          January 24, 1989.
10(f)    Amended and Restated 1978 Employee Stock Option Program, is incorporated herein by reference to Appendix A to the Company's Notice of 1987 Annual Meeting of
          Shareholder's and Proxy Statement, filed March 24, 1987.
10(g)    Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit
          10(1) to the Company's 1985 Annual Report on Form 10-K, filed February 27, 1986.
10(h)    1987 Restricted Stock Plan is incorporated herein by reference to Appendix A to the
          Company's Notice of 1988 Annual Meeting of Shareholders and Proxy Statement, filed
          March 22, 1988.
10(i)    Executive Deferred Compensation Plan, dated as of October 1, 1989, is incorporated herein by reference to Exhibit 10(h) to the Company's 1994 Annual Report on Form
          10-K, filed December 1, 1994.
10(j)    SunAmerica Supplemental Deferral Plan is incorporated herein by reference to
          Exhibit 10(m) to the Company's 1989 Annual Report on Form 10-K, filed December 20,
          1989.
10(k)    Long-Term Performance-Based Incentive Plan, Amended and Restated 1997, is
          incorporated herein by reference to Appendix C to the Company's Notice of 1997
          Annual Meeting of Shareholders and Proxy Statement, filed December 30, 1996.
10(l)    Performance Incentive Compensation Plan is incorporated herein by reference to the
          Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement, filed
          December 1, 1994.
10(m)    1995 Performance Stock Plan as amended and restated is incorporated herein by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1997, filed May 15, 1997.

Exhibit
 No.                                         Description
------   -----------------------------------------------------------------------------------
10(n)    Registered Representatives' Deferred Compensation Plan is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement No. 333-10523 on
          Form S-3, filed August 20, 1996.
10(o)    Deferred Compensation Agreement is incorporated herein by reference to Exhibit 4.2 of the Company's Registration No. 333-10523 on Form S-3, filed August 20, 1996.
10(p)    Amendment to Performance Incentive Compensation Plan is incorporated herein by reference to the Company's Notice of 1996 Annual Meeting of Shareholders and Proxy
          Statement, filed January 15, 1996.
10(q)    Amendment and Restatement, dated December 31, 1996, to the $250,000,000 Credit
          Agreement, dated as of October 27, 1996, among the Company and SunAmerica
          Financial, Inc. as Borrowers and Citibank, N.A. as Agent for the banks named therein, is incorporated herein by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, filed
          February 13, 1997.
10(r)    Executive Savings Plan, effective January 1, 1997, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1996, filed February 13, 1997.
10(s)    SunAmerica 1997 Employee Incentive Stock Plan is incorporated herein by reference to Appendix A to the Company's Notice of 1997 Annual Meeting and Proxy Statement,
          filed December 30, 1996.
10(t)    SunAmerica Long-Term Incentive Plan is incorporated herein by reference to Appendix
          B to the Company's Notice of 1997 Annual Meeting and Proxy Statement, filed
          December 30, 1996.
10(u)    Non-Employee Directors' Stock Option Plan is incorporated herein by reference to
          Appendix D to the Company's Notice of 1997 Annual Meeting and Proxy Statement,
          filed December 30, 1996.
10(v)    List of Executive Compensation Plans and Arrangements.
11       Statement re Computation of per-share earnings.
12(a)    Statement re Computation of ratio of earnings to fixed charges.
12(b)    Statement re Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
21       Subsidiaries of the Company.
23       Consent of Independent Accountants.
27       Financial Data Schedule.

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

     On October 7, 1997, the Company filed a Current Report on Form 8-K to file exhibits in connection with the issuance of its 6.75% Notes due October 1, 2007 pursuant to the Company's Registration Statement on Form S-3 (File No. 333-31619).

     On December 1, 1997, the Company filed a Current Report on Form 8-K to file exhibits in connection with its Medium Term Note Program.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUNAMERICA INC.

Date: December 10, 1997                     By:       SCOTT L. ROBINSON
                                               --------------------------------
                                                      Scott L. Robinson
                                                  Senior Vice President and
                                                           Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature                                Title                      Date
----------------------------------------   -------------------------------  ------------------
               ELI BROAD                   Chairman, President              December 10, 1997
----------------------------------------    and Chief Executive Officer
               Eli Broad                    (Principal Executive Officer)

             JAY S. WINTROB                Vice Chairman and Director       December 10, 1997
----------------------------------------
             Jay S. Wintrob

            JAMES R. BELARDI               Executive Vice President         December 10, 1997
----------------------------------------    (Principal Financial Officer)
            James R. Belardi

           SCOTT L. ROBINSON               Senior Vice President and        December 10, 1997
----------------------------------------    Controller (Principal
           Scott L. Robinson                Accounting Officer)

          WILLIAM F. ALDINGER              Director                         December 10, 1997
----------------------------------------
          William F. Aldinger

         KAREN HASTIE-WILLIAMS             Director                         December 10, 1997
----------------------------------------
         Karen Hastie-Williams

            DAVID O. MAXWELL               Director                         December 10, 1997
----------------------------------------
            David O. Maxwell

              BARRY MUNITZ                 Director                         December 10, 1997
----------------------------------------
              Barry Munitz

             LESTER POLLACK                Director                         December 10, 1997
----------------------------------------
             Lester Pollack

           CARL E. REICHARDT               Director                         December 10, 1997
----------------------------------------
           Carl E. Reichardt

          SANFORD C. SIGOLOFF              Director                         December 10, 1997
----------------------------------------
          Sanford C. Sigoloff

           HAROLD M. WILLIAMS              Director                         December 10, 1997
----------------------------------------
           Harold M. Williams

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                 Page(s)
                                                                            -----------------
Report of Independent Accountants..........................................        F-2
Consolidated Balance Sheet as of September 30, 1997 and 1996...............        F-3
Consolidated Income Statement for the years ended September 30, 1997, 1996
  and 1995.................................................................        F-4
Consolidated Statement of Cash Flows for the years ended September 30,
  1997, 1996 and 1995......................................................  F-5 through F-6
Notes to Consolidated Financial Statements................................. F-7 through F-28

     Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SunAmerica Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and statement of cash flows present fairly, in all material respects, the financial position of SunAmerica Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Los Angeles, California
November 7, 1997

                                SUNAMERICA INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                   September 30,
                                                                            ---------------------------
                                                                               1997            1996
                                                                            -----------     -----------
                                                                                  (In thousands)
ASSETS
Investments:
  Cash and short-term investments.........................................  $   993,349     $   529,363
  Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: 1997, $18,124,837,000; 1996,
     $12,657,620,000).....................................................   18,523,655      12,582,024
  Mortgage loans..........................................................    3,139,309       1,652,257
  Common stocks available for sale, at fair value (cost: 1997,
     $32,821,000; 1996, $44,871,000)......................................       96,541          81,385
  Partnerships............................................................    1,286,793       1,071,857
  Real estate.............................................................       81,569         105,321
  Other invested assets...................................................      286,962         177,577
                                                                            -----------     -----------
  Total investments.......................................................   24,408,178      16,199,784
Variable annuity assets...................................................    9,514,675       6,380,458
Accrued investment income.................................................      296,637         186,803
Deferred acquisition costs................................................    1,118,582         782,300
Other assets..............................................................      298,814         177,476
                                                                            -----------     -----------
TOTAL ASSETS..............................................................  $35,636,886     $23,726,821
                                                                            ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts....................................  $14,445,126     $ 9,654,674
  Reserves for guaranteed investment contracts............................    5,553,292       4,169,028
  Trust deposits..........................................................      427,433         436,048
  Payable to brokers for purchases of securities..........................      266,477          42,518
  Income taxes currently payable..........................................        2,025          18,436
  Other liabilities.......................................................      828,916         428,718
                                                                            -----------     -----------
  Total reserves, payables and accrued liabilities........................   21,523,269      14,749,422
                                                                            -----------     -----------
Variable annuity liabilities..............................................    9,514,675       6,380,458
                                                                            -----------     -----------
Long-term notes and debentures............................................    1,136,072         573,335
                                                                            -----------     -----------
Deferred income taxes.....................................................      383,764         125,417
                                                                            -----------     -----------
Company-obligated mandatorily redeemable preferred securities of subsidiary grantor trusts whose sole assets are junior subordinated
  debentures of the Company...............................................      495,000         237,631
                                                                            -----------     -----------
Shareholders' equity:
  Preferred Stock.........................................................      248,000         384,549
  Nontransferable Class B Stock...........................................       16,273          10,848
  Common Stock............................................................      179,076         108,604
  Additional paid-in capital..............................................      750,401         304,295
  Retained earnings.......................................................    1,180,446         869,215
  Net unrealized gains (losses) on debt and equity securities available
     for sale.............................................................      209,910         (16,953)
                                                                            -----------     -----------
  Total shareholders' equity..............................................    2,584,106       1,660,558
                                                                            -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................  $35,636,886     $23,726,821
                                                                            ===========     ===========

See accompanying notes

                                SUNAMERICA INC.

                         CONSOLIDATED INCOME STATEMENT

                                                                               Years ended September 30,
                                                                    ------------------------------------
                                                                           1997         1996        1995
                                                                    -----------   ----------   ---------
                                                                               (In thousands,
                                                                         except per-share amounts)
Investment income.................................................  $ 1,795,826   $1,254,288   $ 905,802
                                                                    -----------   ----------   ---------
Interest expense on:
  Fixed annuity contracts.........................................     (644,426)    (410,269)   (258,730)
  Guaranteed investment contracts.................................     (314,144)    (252,027)   (213,340)
  Trust deposits..................................................       (9,726)      (9,968)    (10,519)
  Senior indebtedness.............................................     (106,279)     (69,033)    (55,985)
                                                                    -----------   ----------   ---------
  Total interest expense..........................................   (1,074,575)    (741,297)   (538,574)
                                                                    -----------   ----------   ---------
Dividends paid on preferred securities of grantor trusts..........      (41,874)     (20,235)     (1,673)
                                                                    -----------   ----------   ---------
NET INVESTMENT INCOME.............................................      679,377      492,756     365,555
                                                                    -----------   ----------   ---------
NET REALIZED INVESTMENT LOSSES....................................      (29,203)     (30,314)    (33,012)
                                                                    -----------   ----------   ---------
Fee income:
  Variable annuity fees...........................................      141,204      104,661      84,583
  Net retained commissions........................................       64,911       49,824      33,715
  Surrender charges...............................................       35,241       22,086      11,885
  Asset management fees...........................................       25,764       25,413      26,935
  Loan servicing fees.............................................       24,264       23,846      19,792
  Trust fees......................................................       17,912       16,684      15,394
  Other fees......................................................        8,407        5,897       6,300
                                                                    -----------   ----------   ---------
TOTAL FEE INCOME..................................................      317,703      248,411     198,604
                                                                    -----------   ----------   ---------
GENERAL AND ADMINISTRATIVE EXPENSES...............................     (265,738)    (210,650)   (165,434)
                                                                    -----------   ----------   ---------
AMORTIZATION OF DEFERRED ACQUISITION COSTS........................     (165,089)    (108,176)    (86,107)
                                                                    -----------   ----------   ---------
PRETAX INCOME.....................................................      537,050      392,027     279,606
Income tax expense................................................     (158,000)    (117,600)    (85,400)
                                                                    -----------   ----------   ---------
NET INCOME........................................................  $   379,050   $  274,427   $ 194,206
                                                                    ===========   ==========   =========
EARNINGS PER SHARE................................................  $      1.80   $     1.30   $    0.95
                                                                    ===========   ==========   =========
NET EARNINGS APPLICABLE TO COMMON STOCK (used in the computation
  of earnings per share)..........................................  $   373,268   $  262,895   $ 179,223
                                                                    ===========   ==========   =========
AVERAGE SHARES OUTSTANDING........................................      207,758      201,881     189,342
                                                                    ===========   ==========   =========

See accompanying notes

                                SUNAMERICA INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Years ended September 30,
                                                               -----------------------------------------
                                                                       1997           1996          1995
                                                               ------------   ------------   -----------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................  $    379,050   $    274,427   $   194,206
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Interest credited to:
     Fixed annuity contracts.................................       644,426        410,269       258,730
     Guaranteed investment contracts.........................       314,144        252,027       213,340
     Trust deposits..........................................         9,726          9,968        10,519
  Net realized investment losses.............................        29,203         30,314        33,012
  Accretion of net discounts on investments..................       (38,684)       (28,610)      (33,756)
  Provision for deferred income taxes........................       128,001         (3,457)       (5,834)
Change in:
  Accrued investment income..................................       (59,214)       (10,347)       10,648
  Deferred acquisition costs.................................       (78,564)       (50,495)      (24,741)
  Other assets...............................................       (32,846)       (18,958)       (4,731)
  Income taxes currently payable.............................       (84,424)        19,052        52,433
  Other liabilities..........................................       157,598         38,275        25,523
Other, net...................................................        (1,652)        15,721        12,674
                                                               ------------   ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................     1,366,764        938,186       742,023
                                                               ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
  Bonds, notes and redeemable preferred stocks...............   (19,506,303)   (11,476,827)   (6,852,129)
  Mortgage loans.............................................      (990,408)      (320,748)     (250,547)
  Partnerships...............................................    (1,062,133)      (712,749)     (410,299)
  Other investments, excluding short-term investments........      (269,538)      (132,711)      (92,516)
  Net assets of acquired businesses..........................       173,239         62,790      (442,804)
Sales of:
  Bonds, notes and redeemable preferred stocks...............    13,108,441      7,490,441     4,498,853
  Mortgage loans.............................................       333,763             --            --
  Partnerships...............................................       679,169        318,303       165,710
  Other investments, excluding short-term investments........        92,626         63,556        71,442
Redemptions and maturities of:
  Bonds, notes and redeemable preferred stocks...............     4,425,246      2,891,448     2,134,509
  Mortgage loans.............................................       428,636        199,564       107,102
  Partnerships...............................................       321,901        183,014       104,734
  Other investments, excluding short-term investments........       180,868         50,819        53,928
                                                               ------------   ------------   -----------
NET CASH USED BY INVESTING ACTIVITIES........................    (2,084,493)    (1,383,100)     (912,017)
                                                               ------------   ------------   -----------

                                SUNAMERICA INC.

                                                                               Years ended September 30,
                                                               -----------------------------------------
                                                                       1997           1996          1995
                                                               ------------   ------------   -----------
                                                                            (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends to shareholders...................  $    (67,819)  $    (61,721)  $   (50,268)
Premium receipts on:
  Fixed annuity contracts....................................     1,490,556        993,376       944,742
  Guaranteed investment contracts............................     2,076,941      1,019,275     1,766,629
Net exchanges to (from) the fixed accounts of variable
  annuity contracts..........................................      (660,332)      (260,635)       10,388
Receipts of trust deposits...................................       787,599        454,237       447,398
Withdrawal payments on:
  Fixed annuity contracts....................................    (1,454,718)      (786,724)     (690,292)
  Guaranteed investment contracts............................    (1,010,127)      (708,743)   (1,156,299)
  Trust deposits.............................................      (805,937)      (454,718)     (473,611)
Claims and annuity payments on fixed annuity contracts.......      (387,181)      (232,361)     (178,487)
Net proceeds from issuances of long-term notes and
  debentures.................................................       559,332         47,478        51,675
Net proceeds from issuances of preferred securities of
  subsidiary grantor trusts..................................       299,586        179,476            --
Payment for redemption of preferred securities of a
  subsidiary grantor trust...................................       (52,631)            --            --
Net proceeds from issuance of Preferred Stock................            --        240,547            --
Payments for redemptions of Preferred Stock..................      (136,549)            --            --
Net proceeds from issuance of Common Stock...................       577,268             --            --
Other, net...................................................       (34,273)      (310,560)     (215,913)
                                                                -----------     ----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES....................     1,181,715        118,927       455,962
                                                                -----------     ----------   -----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS...       463,986       (325,987)      285,968
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD.......       529,363        855,350       569,382
                                                                -----------     ----------   -----------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD.............  $    993,349   $    529,363   $   855,350
                                                                ===========     ==========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness................................  $    130,461   $     66,037   $    54,899
                                                                ===========     ==========   ===========
Income taxes paid, net of refunds received...................  $    114,423   $    102,005   $    38,801
                                                                ===========     ==========   ===========
NON-CASH FINANCING ACTIVITY:
Exchange of 2,105,235 shares of 9 1/4% Series B Preferred
  Stock for preferred securities of a subsidiary grantor
  trust......................................................  $         --   $         --   $    52,631
                                                                ===========     ==========   ===========

See accompanying notes

                                SUNAMERICA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     SunAmerica Inc. (the "Company") conducts its business through five segments: annuity operations, asset management, retirement trust services, broker-dealer operations and premium financing. Annuity operations, which include the sale and administration of fixed and variable annuities and guaranteed investment contracts, are conducted through the Company's five life insurance subsidiaries: SunAmerica Life Insurance Company; Anchor National Life Insurance Company; CalAmerica Life Insurance Company (formerly known as CalFarm Life Insurance Company) ("CalAmerica"); First SunAmerica Life Insurance Company; and SunAmerica National Life Insurance Company. Asset management, which includes the sale and management of mutual funds, is conducted by SunAmerica Asset Management Corp. Retirement trust services are provided by Resources Trust Company and include custodial and administrative services for self-directed retirement plans. Broker-dealer operations include the sale of securities and financial services products, and are conducted by the Company's three broker-dealer subsidiaries: Royal Alliance Associates, Inc.; SunAmerica Securities, Inc.; and Advantage Capital Corporation. Premium financing is provided by Imperial Premium Finance, Inc. and involves the origination and servicing of short-term premium finance loans.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the 1997 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     On August 29, 1997, the Company paid a three-for-two stock split; on August 30, 1996, the Company paid a two-for-one stock split; and on November 10, 1995, the Company paid a three-for-two stock split (collectively, the "Stock Splits"). The Stock Splits were effected in the form of stock dividends on the Company's Common Stock and Nontransferable Class B Stock. The par value of the shares paid in connection with the Stock Splits was charged to Additional Paid-In Capital in the balance sheet. Per-share amounts, average shares outstanding, stock option plan data and related prices have been restated, for all periods presented, to reflect the Stock Splits.

     INVESTMENTS. Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such

                                SUNAMERICA INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

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

     INTEREST RATE SWAP AGREEMENTS. The net differential to be paid or received on interest rate swap agreements ("Swap Agreements") entered into to reduce the impact of changes in interest rates is recognized over the lives of the agreements, and such differential is classified as Investment Income or Interest Expense in the income statement. All outstanding Swap Agreements are designated as hedges and, therefore, are not marked to market. However, in the event that a hedged asset/liability were to be sold or repaid before the related Swap Agreement matures, the Swap Agreement would be marked to market and any gain/loss classified with any gain/loss realized on the disposition of the hedged asset/liability. Subsequently, the Swap Agreement would be marked to market and the resulting change in fair value would be included in Investment Income in the income statement. In the event that a Swap Agreement that is designated as a hedge were to be terminated before its contractual maturity, any resulting gain/loss would be credited/charged to the carrying value of the asset/liability that it hedged.

     TOTAL RETURN CORPORATE BOND SWAP AGREEMENTS. Total return corporate bond swap agreements ("Total Return Agreements") have been entered into for investment purposes, and, accordingly, are marked to market with the related gain/loss classified as Investment Income in the income statement.

     DEFERRED ACQUISITION COSTS. Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative

                                SUNAMERICA INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expenses. Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

     As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity securities available for sale that is credited or charged directly to shareholders' equity. Deferred Acquisition Costs have been decreased by $139,600,000 at September 30, 1997 and increased by $13,000,000 at September 30, 1996 for this adjustment.

     VARIABLE ANNUITY ASSETS AND LIABILITIES. The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

     GOODWILL. Goodwill, amounting to $55,704,000 at September 30, 1997, is amortized by using the straight-line method over periods ranging from 25 to 40 years and is included in Other Assets in the balance sheet. Goodwill is evaluated for impairment when events or changes in economic conditions indicate that the carrying amount may not be recoverable.

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

     FEE INCOME. Variable annuity fees, asset management fees, trust fees and surrender charges are recorded in income as earned. Net retained commissions are recognized as income on a trade date basis. Loan servicing fees are recognized as income ratably over the life of the serviced loans and include the difference between the loan yield and the rate earned by the purchasers of the loans.

     EARNINGS PER SHARE. The calculation of earnings per share is made by dividing applicable earnings by the weighted average number of shares of Common Stock and Nontransferable Class B Stock (collectively referred to as "Common Stock") outstanding during each period, adjusted for the incremental shares attributed to common stock equivalents. Common stock equivalents include outstanding employee stock options; Premium Equity Redemption Cumulative Security Units issued in November 1996; and convertible preferred stock, which includes the Series D and E Depositary Shares issued in March 1993 and November 1995, respectively. Common stock equivalents are included in the computation only if their effect is dilutive. Net Earnings Applicable to Common Stock are reduced by preferred stock dividend requirements, which amounted to $5,782,000 in 1997, $11,532,000 in 1996 and $14,983,000 in 1995. These preferred stock dividend requirements do not include dividends paid on the convertible issues, which amounted to $12,400,000 in 1997, $15,528,000 in 1996 and $13,907,000 in
1995.

                                SUNAMERICA INC.

NOTE 3 -- ACQUISITIONS

     On March 31, 1997, the Company completed the acquisition of 1) a block of annuity contracts from John Alden Life Insurance Company, a subsidiary of John Alden Financial Corporation, and 2) all of the outstanding common stock of John Alden Life Insurance Company of New York, for a total cash purchase price of approximately $238,282,000 (collectively, the "John Alden Acquisition"). As part of this transaction, the Company acquired assets having an aggregate fair value of $5,056,098,000, composed primarily of invested assets totaling $5,000,822,000. Liabilities assumed in this transaction totaled $5,218,828,000, including $5,161,538,000 of fixed annuity reserves. An amount equal to the sum of the purchase price and the fair value of the net liabilities assumed, amounting to $369,372,000 at September 30, 1997, is included in Deferred Acquisition Costs in the balance sheet. On October 31, 1997, John Alden Life Insurance Company of New York was merged with and into the Company's other New York-chartered life insurance subsidiary, First SunAmerica Life Insurance Company.

     On April 1, 1996, the Company completed the acquisition of a $958,672,000 block of annuity contracts (the "Central National Annuity Contracts") from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp. As part of this acquisition, the Company acquired assets having an aggregate fair value of $918,200,000, composed primarily of invested assets totaling $908,755,000. An amount equal to the excess of the fair value of the annuity reserves assumed over the fair value of the assets acquired, amounting to $28,642,000 at September 30, 1997, is included in Deferred Acquisition Costs in the balance sheet.

     On February 29, 1996, the Company completed the acquisition of all of the outstanding stock of Ford Life Insurance Company ("Ford Life") for a cash purchase price of $172,500,000. The Company acquired assets having an aggregate fair value of $3,146,072,000, composed primarily of invested assets totaling $3,097,151,000. Liabilities assumed in this acquisition totaled $3,090,123,000, including $3,050,575,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $92,805,000 at September 30, 1997, is included in Deferred Acquisition Costs in the balance sheet. On December 31, 1996, Ford Life was merged with and into SunAmerica Life Insurance Company.

     On December 29, 1995, the Company completed the acquisition of all of the outstanding stock of CalAmerica for a cash purchase price of $120,000,000. The Company acquired assets having an aggregate fair value of $739,852,000, composed primarily of invested assets totaling $722,461,000. Liabilities assumed in this acquisition totaled $662,316,000, including $645,379,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $35,127,000 at September 30, 1997, is included in Deferred Acquisition Costs in the balance sheet.

     These acquisitions have been accounted for by using the purchase method of accounting. Accordingly, the income statement includes the operating results of the John Alden Acquisition for only the period from April 1, 1997 through September 30, 1997; the operating results of the Central National Annuity Contracts for only the period from April 1, 1996 through September 30, 1997; Ford Life's operating results for only the period from March 1, 1996 through September 30, 1997; and CalAmerica's operating results for only the period from January 1, 1996 through September 30, 1997. On a pro forma (unaudited) basis, assuming these acquisitions occurred on October 1, 1994, the beginning of the earliest period presented, revenues (investment income, net realized investment losses and fee income) would have been $2,269,135,000, $1,972,178,000 and $1,704,979,000, and net income would have been $397,402,000 ($1.88 per share),
$323,200,000 ($1.54 per share) and $232,321,000 ($1.15 per share) for the years ended September 30, 1997, 1996 and 1995, respectively.

                                SUNAMERICA INC.

NOTE 3 -- ACQUISITIONS (CONTINUED)
     At September 30, 1997, the deferred acquisition costs arising from these transactions aggregated $525,946,000, and are being amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the assumed annuity contracts. Future annual amortization is projected to be as follows: 1998, $94,868,000; 1999, $82,251,000; 2000,
$68,523,000; 2001, $56,047,000; 2002, $44,563,000; and thereafter, in the aggregate, $179,694,000. The deferred acquisition costs are substantially less than computations of the present values of estimated future profits discounted at the related weighted average crediting rates.

NOTE 4 -- INVESTMENTS

     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:

                                                                                   Estimated
                                                                     Amortized       fair
                                                                       cost          value
                                                                    -----------   -----------
                                                                         (In thousands)
AT SEPTEMBER 30, 1997:
Securities of the United States Government........................  $ 1,111,064   $ 1,126,468
Mortgage-backed securities........................................    6,208,610     6,344,036
Securities of public utilities....................................      532,577       542,583
Corporate bonds and notes.........................................    8,086,802     8,288,921
Asset-backed securities...........................................    1,566,605     1,586,242
Redeemable preferred stocks.......................................      152,449       162,955
Other debt securities.............................................      466,730       472,450
                                                                    -----------   -----------
Total available for sale..........................................  $18,124,837   $18,523,655
                                                                    ===========   ===========
AT SEPTEMBER 30, 1996:
Securities of the United States Government........................  $ 1,067,498   $ 1,046,134
Mortgage-backed securities........................................    4,519,643     4,458,171
Securities of public utilities....................................      216,619       211,578
Corporate bonds and notes.........................................    5,193,079     5,186,864
Asset-backed securities...........................................    1,322,468     1,317,524
Redeemable preferred stocks.......................................      108,438       128,228
Other debt securities.............................................      229,875       233,525
                                                                    -----------   -----------
Total available for sale..........................................  $12,657,620   $12,582,024
                                                                    ===========   ===========

                                SUNAMERICA INC.

NOTE 4 -- INVESTMENTS (CONTINUED)
     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by contractual maturity, as of September 30, 1997, follow:

                                                                                   Estimated
                                                                     Amortized       fair
                                                                       cost          value
                                                                    -----------   -----------
                                                                         (In thousands)
Due in one year or less...........................................  $   453,552   $   461,266
Due after one year through five years.............................    3,891,514     3,950,395
Due after five years through ten years............................    5,219,820     5,356,891
Due after ten years...............................................    2,351,341     2,411,067
Mortgage-backed securities........................................    6,208,610     6,344,036
                                                                    -----------   -----------
Total available for sale..........................................  $18,124,837   $18,523,655
                                                                    ===========   ===========

     Actual maturities of bonds, notes and redeemable preferred stocks will differ from those shown above due to prepayments and redemptions.

     Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale by major category follow:

                                                                         Gross       Gross
                                                                        unrealized unrealized
                                                                         gains      losses
                                                                        --------   ---------
                                                                           (In thousands)
AT SEPTEMBER 30, 1997:
Securities of the United States Government............................  $ 16,393   $    (989)
Mortgage-backed securities............................................   158,988     (23,562)
Securities of public utilities........................................    10,581        (575)
Corporate bonds and notes.............................................   236,038     (33,919)
Asset-backed securities...............................................    20,261        (624)
Redeemable preferred stocks...........................................    10,564         (58)
Other debt securities.................................................     6,018        (298)
                                                                        --------   ---------
Total available for sale..............................................  $458,843   $ (60,025)
                                                                        ========   =========
AT SEPTEMBER 30, 1996:
Securities of the United States Government............................  $    542   $ (21,906)
Mortgage-backed securities............................................    46,677    (108,149)
Securities of public utilities........................................       176      (5,217)
Corporate bonds and notes.............................................    91,751     (97,966)
Asset-backed securities...............................................     6,963     (11,907)
Redeemable preferred stocks...........................................    27,455      (7,665)
Other debt securities.................................................     4,054        (404)
                                                                        --------   ---------
Total available for sale..............................................  $177,618   $(253,214)
                                                                        ========   =========

     At September 30, 1997, gross unrealized gains on equity securities available for sale aggregated $64,635,000 and gross unrealized losses aggregated $915,000. At September 30, 1996, gross unrealized gains on equity securities available for sale aggregated $39,194,000 and gross unrealized losses aggregated $2,680,000.

                                SUNAMERICA INC.

NOTE 4 -- INVESTMENTS (CONTINUED)
     Gross realized investment gains and losses on sales of investments are as follows:

                                                                   Years ended September 30,
                                                               ---------------------------------
                                                                 1997         1996        1995
                                                               ---------    --------    --------
                                                                        (In thousands)
BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:
Available for sale:
  Realized gains............................................   $ 155,610    $ 81,323    $ 61,104
  Realized losses...........................................    (141,513)    (93,261)    (83,308)
Held for investment:
  Realized gains............................................          --          --       9,262
  Realized losses...........................................          --          --      (2,626)
EQUITIES:
Realized gains..............................................      22,755       8,765      25,863
Realized losses.............................................        (760)     (5,365)     (4,985)
OTHER INVESTMENTS:
Realized gains..............................................       2,286      13,234       6,453
Realized losses.............................................      (2,268)        (72)     (2,028)
IMPAIRMENT WRITEDOWNS.......................................     (65,313)    (34,938)    (42,747)
                                                               ---------    --------    --------
Total net realized investment losses........................   $ (29,203)   $(30,314)   $(33,012)
                                                               =========    ========    ========

     The sources and related amounts of investment income are as follows:

                                                                  Years ended September 30,
                                                             ------------------------------------
                                                                1997          1996         1995
                                                             ----------    ----------    --------
                                                                        (In thousands)
Short-term investments....................................   $   83,021    $   66,378    $ 43,485
Bonds, notes and redeemable preferred stocks..............    1,169,631       819,812     555,260
Mortgage loans............................................      222,403       149,476     146,311
Equity-method partnerships................................      169,805       119,474      27,148
Cost-method partnerships..................................       71,727        59,094     106,927
Other invested assets.....................................       79,239        40,054      26,671
                                                             ----------    ----------    --------
Total investment income...................................   $1,795,826    $1,254,288    $905,802
                                                             ==========    ==========    ========

     Expenses incurred to manage the investment portfolio amounted to $26,801,000 for the year ended September 30, 1997, $21,475,000 for the year ended September 30, 1996 and $19,077,000 for the year ended September 30, 1995 and are included in General and Administrative Expenses in the income statement.

     Investments in unconsolidated partnerships accounted for by using the equity method of accounting totaled $561,336,000 at September 30, 1997. At that date, total combined assets of these partnerships were $2,220,060,000 (including $2,211,405,000 of investments) and total combined liabilities were $1,593,596,000 (including $1,543,148,000 of nonrecourse notes payable to banks). For the year then ended, total combined revenues and expenses of such partnerships were $425,342,000 and $168,885,000, respectively, resulting in $256,457,000 of total combined pretax income.

     Investments in unconsolidated partnerships accounted for by using the equity method of accounting totaled $644,862,000 at September 30, 1996. At that date, total combined assets of these partnerships were $1,008,617,000 (consisting entirely of investments) and total combined liabilities were $458,485,000 (including $415,007,000 of nonrecourse notes payable to banks). For the year then

                                SUNAMERICA INC.

NOTE 4 -- INVESTMENTS (CONTINUED)
ended, total combined revenues and expenses of such partnerships were $222,831,000 and $108,207,000, respectively, resulting in $114,624,000 of total combined pretax income.

     At September 30, 1997, no investment exceeded 10% of the Company's consolidated shareholders' equity.

     At September 30, 1997, mortgage loans were collateralized by properties located in 45 states, with loans totaling approximately 18%, 11%, 9% and 8% of the aggregate carrying value of the portfolio secured by properties located in California, New York, Florida and Texas, respectively.

     At September 30, 1997, bonds, notes and redeemable preferred stocks included $1,888,971,000 (fair value of $1,967,967,000) of bonds and notes not rated investment grade. The Company had no material concentrations of non-investment-grade assets at September 30, 1997.

     At September 30, 1997, the amortized cost of investments in default as to the payment of principal or interest was $38,481,000, consisting of $15,557,000 of non-investment-grade bonds and $22,924,000 of mortgage loans. Such nonperforming investments had an estimated fair value of $38,016,000.

     As a component of its asset and liability management strategy, the Company utilizes Swap Agreements to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities to fixed-rate instruments. At September 30, 1997, the Company had 39 outstanding Swap Agreements with an aggregate notional principal amount of $1,620,578,000. These agreements mature in various years through 2003 and have an average remaining maturity of 38 months. With respect to swaps that hedge assets, net interest received (paid) amounted to ($1,091,000), $5,214,000 and $8,017,000 for the years ended September 30, 1997,
1996 and 1995, respectively, and is included in Investment Income in the income statement. With respect to swaps that hedge liabilities, net interest paid amounted to $1,706,000, $168,000 and $718,000 for the years ended September 30, 1997, 1996 and 1995, respectively, and is included in Interest Expense on Guaranteed Investment Contracts in the income statement.

     For investment purposes, the Company also has entered into various Total Return Agreements with an aggregate notional principal amount of $439,113,000 (the "Notional Amount") at September 30, 1997. The Total Return Agreements effectively exchange a fixed rate of interest (the "Payment Amount") on the Notional Amount for the coupon income plus or minus the increase or decrease in the fair value (the "Total Return") of specified non-investment-grade bonds (the "Bonds"). The Total Return Agreements mature in November 1997; however, the Company intends to enter into other similar agreements. The Company is exposed to potential loss, due to credit risk on the underlying non-investment-grade bonds and bond market fluctuations, equal to the Payment Amount plus any reduction in the aggregate fair value of the Bonds below the Notional Amount. The Company is also exposed to potential credit loss in the event of nonperformance by the investment-grade-rated counterparty with respect to any increase in the aggregate market value of the Bonds above the Notional Amount. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged. Net amounts received are included in Investment Income in the income statement and totaled $35,368,000, $32,490,000 and $13,044,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

                                SUNAMERICA INC.

NOTE 5 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including its partnerships accounted for by using the equity method, real estate investments and other invested assets) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

     BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information. Fair values include the market value, determined from independent broker quotes, of Swap Agreements that hedge certain bonds and notes.

     MORTGAGE LOANS: Fair values are primarily determined by discounting future cash flows to the present at current market rates, using expected prepayment rates. Fair values include the market value, determined from independent broker quotes, of Swap Agreements that hedge certain mortgage loans.

     COMMON STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information.

     COST-METHOD PARTNERSHIPS: Fair value of limited partnerships accounted for by using the cost method is based upon the fair value of the net assets of the partnerships as determined by the general partners.

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

                                SUNAMERICA INC.

NOTE 5 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

     LONG-TERM NOTES AND DEBENTURES: Fair value is estimated based on the quoted market prices for the same or similar issues and is net of the estimated fair value of a hedging Swap Agreement, determined from independent broker quotes.

     PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUSTS: Fair value is based upon independent pricing services.

     The estimated fair values of the Company's financial instruments at September 30, 1997 and 1996, compared with their respective carrying values, are as follows:

                                                                     Carrying        Fair
                                                                       value         value
                                                                    -----------   -----------
                                                                         (In thousands)
1997:
  ASSETS:
  Cash and short-term investments.................................  $   993,349   $   993,349
  Bonds, notes and redeemable preferred stocks....................   18,523,655    18,523,655
  Mortgage loans..................................................    3,139,309     3,269,079
  Common stocks...................................................       96,541        96,541
  Cost-method partnerships........................................      725,458       935,948
  Variable annuity assets.........................................    9,514,675     9,514,675
  LIABILITIES:
  Reserves for fixed annuity contracts............................   14,445,126    13,806,124
  Reserves for guaranteed investment contracts....................    5,553,292     5,515,335
  Trust deposits..................................................      427,433       427,433
  Payable to brokers for purchases of securities..................      266,477       266,477
  Variable annuity liabilities....................................    9,514,675     9,240,245
  Long-term notes and debentures..................................    1,136,072     1,172,392
  Preferred securities of subsidiary grantor trusts...............      495,000       507,375
                                                                    ===========   ===========

                                SUNAMERICA INC.

NOTE 5 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                     Carrying        Fair
                                                                       value         value
                                                                    -----------   -----------
                                                                         (In thousands)
1996:
  ASSETS:
  Cash and short-term investments.................................  $   529,363   $   529,363
  Bonds, notes and redeemable preferred stocks....................   12,582,024    12,582,024
  Mortgage loans..................................................    1,652,257     1,696,080
  Common stocks...................................................       81,385        81,385
  Cost-method partnerships........................................      426,996       549,652
  Variable annuity assets.........................................    6,380,458     6,380,458
  LIABILITIES:
  Reserves for fixed annuity contracts............................    9,654,674     9,233,359
  Reserves for guaranteed investment contracts....................    4,169,028     4,119,407
  Trust deposits..................................................      436,048       436,048
  Payable to brokers for purchases of securities..................       42,518        42,518
  Variable annuity liabilities....................................    6,380,458     6,183,055
  Long-term notes and debentures..................................      573,335       588,705
  Preferred securities of subsidiary grantor trusts...............      237,631       240,398
                                                                    ===========   ===========

NOTE 6 -- INDEBTEDNESS

     Indebtedness consists of the following long-term notes and debentures (interest rates are as of September 30):

                                                                             September 30,
                                                                         ----------------------
                                                                            1997         1996
                                                                         ----------    --------
                                                                             (In thousands)
5.6% debentures due July 31, 2097 (net of unamortized discount of
  $43,513,000)........................................................   $  131,487    $     --
Medium-term notes due 1998 through 2026 (5 3/8% to 7 3/8%)............      248,335     248,335
8 1/8% debentures due April 28, 2023..................................      100,000     100,000
9.95% debentures due February 1, 2012.................................      100,000     100,000
6.2% notes due October 31, 1999.......................................      431,250          --
9% notes due January 15, 1999.........................................      125,000     125,000
                                                                         ----------    --------
Total indebtedness....................................................   $1,136,072    $573,335
                                                                         ==========    ========

     In July 1997, the Company filed a shelf registration statement under which it may issue up to $3,500,000,000 of securities in the form of debt; preferred stock; common stock; warrants to purchase debt, preferred stock or common stock; stock purchase contracts or stock purchase units; or preferred securities of the Company's subsidiary grantor trusts. Subsequently, the Company issued $175,000,000 of its 5.6% debentures, due July 31, 2097, and received discounted proceeds of approximately $130,000,000.

                                SUNAMERICA INC.

NOTE 6 -- INDEBTEDNESS (CONTINUED)
     On October 7, 1997, subsequent to the Company's fiscal year end, the Company issued $100,000,000 of 6.75% notes due October 1, 2007. Subsequent to this offering, $3,225,000,000 remains available to the Company to issue securities under the July 1997 shelf registration statement.

     Short-term borrowings, which include short-term bank notes, reverse repurchase agreements and borrowings under a commercial paper program, averaged $611,719,000 at a weighted average interest rate of 6 1/4% during 1997 and $475,619,000 at a weighted average interest rate of 4 1/2% during 1996. The highest level of short-term borrowings at any month-end was $1,019,754,000 at 5 3/8% during 1997 and $747,961,000 at 4 3/4% during 1996. There were no short-term borrowings outstanding at September 30, 1997.

     Principal payments on long-term borrowings, including the 6.75% notes, are due as follows: 1998, $20,000,000; 1999, $142,775,000; 2000, $445,250,000; 2001,
$24,000,000; 2002, $24,000,000; and thereafter, $623,560,000. On or before
October 31, 1999, the Company is contractually scheduled to receive $431,250,000 upon delivery of 17,250,000 or fewer shares of the Company's Common Stock in accordance with the terms of the Company's 8 1/2% Premium Equity Redemption Cumulative Security Units.

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

     In 1989 and 1996, the Company sold, through three separate 100% coinsurance transactions, the general agency division of SunAmerica Life Insurance Company, the credit life business of Ford Life and the mortality-based business of CalAmerica. With respect to these coinsurance transactions, SunAmerica Life Insurance Company and CalAmerica could become liable for in-force amounts ceded of $3,052,583,000 and $2,248,683,000, respectively, at September 30, 1997, if the coinsurers were to become unable to meet the obligations assumed under the respective coinsurance agreements. At September 30, 1997, related policyholder reserves carried by the coinsurers were $93,062,000 and $99,117,000, respectively. As part of the 1989 SunAmerica Life Insurance Company coinsurance transaction, assets substantially equal to the policyholder reserves assumed by the coinsurer are held in trust to secure the obligations of the coinsurer.

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

     In the ordinary course of business, the Company has agreed contingently to make capital contributions, aggregating approximately $637,100,000, to 167 limited partnerships over the next 12 years (four years on a weighted average basis) in exchange for ownership interests in such partnerships.

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

     On June 16, 1997, SunAmerica Capital Trust I redeemed the 9.95% Trust Originated Preferred Securities for a cash payment equal to the liquidation amount of $52,630,875 plus accrued and unpaid dividends to the redemption date. Concurrently, the Company redeemed all of the related 9.95% junior subordinated debentures, due 2044, for a liquidation amount of $54,258,650 plus accrued interest.

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

     On November 1, 1995, the Company issued 4,000,000 $3.10 Depositary Shares (the "Series E Depositary Shares"), each representing one-fiftieth of a share of Series E Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $62 per share. On November 1, 1998, each of the outstanding Series E Depositary Shares will convert into four and one-half shares of Common Stock. The Company may redeem the Series E Depositary Shares prior to such date, in whole or in part, at a price per share initially equal to $81, declining by $0.006111 on each day following the date of issue to $74.767 on September 1, 1998, and equal to $74.40 thereafter. The call price is payable in shares of Common Stock having an aggregate current market price, as defined, equal to such call price, plus an amount paid in cash or in Common Stock representing all accrued and unpaid dividends. In addition, should the Company call the Series E Depositary Shares prior to November 1, 1998, holders will receive 50% of the excess, if any, of four and one-half times the current

                                SUNAMERICA INC.

NOTE 9 -- SHAREHOLDERS' EQUITY (CONTINUED) market price, as defined, of the Common Stock over $74.40, payable in shares of Common Stock.

     On March 10, 1993, the Company issued 5,002,500 $2.78 Depositary Shares (the "Series D Depositary Shares"), each representing one-fiftieth of a share of Series D Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $37 per share. On January 2, 1996, the Company redeemed all of the Series D Depositary Shares for a call price equal to $49.95 per share plus accrued and unpaid dividends to the redemption date. The call price was paid with 5,112,529 shares of the Company's Common Stock.

     At September 30, 1996, the Company had outstanding 486,800 shares of Adjustable Rate Cumulative Preferred Stock, Series C (the "Series C Preferred Shares"), with a liquidation preference of $100 per share. On October 4, 1996, the Company redeemed all of the Series C Preferred Shares for a cash payment equal to the total liquidation amount of $48,680,000 plus accrued and unpaid dividends to the redemption date.

     In 1992, the Company issued 5,620,000 shares of 9 1/4% Preferred Stock, Series B (the "Series B Preferred Shares"), with a liquidation preference of $25 per share. On June 13, 1995, the Company exchanged 2,105,235 Series B Preferred Shares with a liquidation preference of $52,630,875 for $52,630,875 liquidation amount of 9.95% Trust Originated Preferred Securities of SunAmerica Capital Trust I (see Note 8). On June 16, 1997, the Company redeemed all of the remaining Series B Preferred Shares for a cash payment equal to the total liquidation amount of approximately $87,869,000 plus accrued and unpaid dividends to the redemption date.

     The Company is authorized to issue 350,000,000 shares of its $1.00 par value Common Stock and is authorized to repurchase 15,000,000 shares of such stock. At September 30, 1997, 179,076,000 shares were outstanding and at September 30, 1996, 108,604,000 shares were outstanding.

     On November 6, 1996, the Company issued 11,500,000 8 1/2% Premium Equity Redemption Cumulative Security Units (the "Units") with a stated amount of $37.50 per Unit. Each Unit consists of a stock purchase contract (the "Contract") and a United States Treasury Note (the "Treasury Note") having a principal amount equal to the stated amount and maturing on October 31, 1999. The holders of the Units will receive interest on the Treasury Notes payable by the United States Government at a rate of 7 1/2% per annum and Contract fees payable by the Company at a rate of 1% per annum (both, the "Unit Payments") based upon the stated amount. The Contract obligates the Company to deliver on October 31, 1999 to the holder of each Unit one and one-half shares of Common Stock of the Company, subject to adjustment under certain defined circumstances, and obligates the holder of the Unit to pay to the Company $37.50 per Unit. The Treasury Notes will be held by a collateral agent to secure payment to the Company as required under the Contract, but may be redeemed by the holders of the Units under certain defined circumstances. The Company may call the Units (and close the Contract) prior to October 31, 1999, in whole or in part, at a price per Unit initially equal to $59.829, declining by $0.008060 on each day following the date of issue to $51.108 on August 31, 1999, and equal to $50.625 thereafter. The call price is payable in shares of Common Stock having an aggregate current market price, as defined, equal to such call price, plus an amount paid in cash equal to all accrued and unpaid Unit Payments. The Company receives no proceeds from this offering until the Contracts are consummated.

     The Company is authorized to issue 25,000,000 shares of its $1.00 par value Nontransferable Class B Stock. Holders of this stock have rights identical to those of the Company's common stockholders except that they have ten votes per share and are entitled to only 90% of any cash dividend paid on the Common Stock. This stock is convertible at any time into shares of Common Stock. At September 30, 1997, 16,273,000 shares were outstanding and at September 30, 1996, 10,848,000 shares were outstanding.

                                SUNAMERICA INC.

NOTE 9 -- SHAREHOLDERS' EQUITY (CONTINUED)
     Changes in shareholders' equity are as follows:

                                                                 Years ended September 30,
                                                               ------------------------------
                                                                 1997       1996       1995
                                                               --------   --------   --------
                                                               (In thousands)
PREFERRED STOCK:
Beginning balance............................................  $384,549   $321,642   $374,273
Issuance of 4,000,000 Series E Preferred Shares..............        --    248,000         --
Redemption of 5,002,500 Series D Depositary Shares...........        --   (185,093)        --
Redemption of 3,514,765 Series B Preferred Shares............   (87,869)        --         --
Redemption of 486,800 Series C Preferred Shares..............   (48,680)        --         --
Exchange of 2,105,235 Series B Preferred Shares for 2,105,235
  shares of Trust Originated Preferred Securities of
  SunAmerica Capital Trust I.................................        --         --    (52,631)
                                                               --------   --------   --------
Ending balance...............................................  $248,000   $384,549   $321,642
                                                               ========   ========   ========
NONTRANSFERABLE CLASS B STOCK:
Beginning balance............................................  $ 10,848   $ 10,240   $  6,826
Conversion of 4,816,000 shares to Common Stock...............        --     (4,816)        --
Stock Splits.................................................     5,425      5,424      3,414
                                                               --------   --------   --------
Ending balance...............................................  $ 16,273   $ 10,848   $ 10,240
                                                               ========   ========   ========
COMMON STOCK:
Beginning balance............................................  $108,604   $ 44,175   $ 28,977
Issuance of 10,669,745 shares of Common Stock at $54 1/8 per
  share......................................................    10,670         --         --
Issuance of 5,112,529 shares to redeem the Series D
  Depositary Shares..........................................        --      5,113         --
Conversion of Nontransferable Class B Stock to 4,776,000
  shares.....................................................        --      4,776         --
Stock options and other employee benefit plans...............       115        252        473
Stock Splits.................................................    59,687     54,288     14,725
                                                               --------   --------   --------
Ending balance...............................................  $179,076   $108,604   $ 44,175
                                                               ========   ========   ========

                                SUNAMERICA INC.

NOTE 9 -- SHAREHOLDERS' EQUITY (CONTINUED)

                                                                 Years ended September 30,
                                                             ---------------------------------
                                                                1997        1996       1995
                                                             ----------   --------   ---------
                                                             (In thousands)
ADDITIONAL PAID-IN CAPITAL:
Beginning balance..........................................  $  304,295   $185,211   $ 188,667
Issuance of Common Stock...................................     566,598         --          --
Cost of issuance of Series E Preferred Shares..............          --     (7,453)         --
Excess of redemption value of Series D Preferred Shares
  over par value of shares of Common Stock issued, net of
  transaction costs........................................          --    179,972          --
Cost of issuance of 7,400,000 shares of Trust Originated
  Preferred Securities of SunAmerica Capital Trust II......          --     (5,524)         --
Cost of issuance of 12,400,000 shares of Trust Originated
  Preferred Securities of SunAmerica Capital Trust III.....     (10,414)        --          --
Cost of issuance of 11,500,000 Premium Equity Redemption
  Cumulative Security Units................................     (44,605)        --          --
Cost of exchange of Series B Shares for shares of
  Trust Originated Preferred Securities of SunAmerica
  Capital Trust I..........................................          --         --      (2,500)
Stock options and other employee benefit plans.............        (361)    11,801      17,183
Stock Splits...............................................     (65,112)   (59,712)    (18,139)
                                                             ----------   --------   ---------
Ending balance.............................................  $  750,401   $304,295   $ 185,211
                                                             ==========   ========   =========
RETAINED EARNINGS:
Beginning balance..........................................  $  869,215   $656,509   $ 512,571
Net income.................................................     379,050    274,427     194,206
Dividends on:
  Preferred Stock..........................................     (18,808)   (27,063)    (29,112)
  Nontransferable Class B Stock............................      (3,906)    (4,878)     (3,686)
  Common Stock.............................................     (45,105)   (29,780)    (17,470)
                                                             ----------   --------   ---------
Ending balance.............................................  $1,180,446   $869,215   $ 656,509
                                                             ==========   ========   =========
NET UNREALIZED GAINS/LOSSES ON DEBT AND EQUITY SECURITIES
  AVAILABLE FOR SALE:
Beginning balance..........................................  $  (16,953)  $ (4,699)  $(150,226)
Change in net unrealized gains/losses on debt securities
  available for sale.......................................     474,414    (44,464)    297,910
Change in net unrealized gains on equity securities
  available for sale.......................................      27,206     18,011       6,179
Change in adjustment to deferred acquisition costs.........    (152,600)     7,600     (80,200)
Tax effects of net changes.................................    (122,157)     6,599     (78,362)
                                                             ----------   --------   ---------
Ending balance.............................................  $  209,910   $(16,953)  $  (4,699)
                                                             ==========   ========   =========

     Dividends that the Company may receive from its life insurance subsidiaries in any year without prior approval of the Arizona, California or New York insurance commissioners are limited by statute. At September 30, 1997, restricted net assets of these consolidated life insurance subsidiaries totaled approximately $1,555,215,000, none of which is available for the payment of dividends until calendar year 1998.

     The combined statutory equity of the Company's five life insurance subsidiaries totaled $1,055,225,000 at September 30, 1997, $1,187,013,000 at
December 31, 1996, and $943,755,000 at December 31, 1995. The combined statutory net income of these subsidiaries totaled $30,348,000 for the nine months ended September 30, 1997, $210,791,000 for the year ended December 31, 1996, and $67,144,000 for the year ended December 31, 1995.

                                SUNAMERICA INC.

NOTE 10 -- STOCK COMPENSATION PLANS

     At September 30, 1997, the Company had five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for such plans, and, accordingly, no compensation cost has been recognized for stock options granted pursuant to these plans. If compensation cost for such stock options had been recognized, based on the fair value at the grant dates and computed in a manner consistent with a method described by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," then the Company's net income would have been $366,825,000 ($1.74 per share) and $269,878,000 ($1.28 per share) for the years ended September 30, 1997 and 1996, respectively. The weighted average per share fair value used to compute compensation cost for the year ended September 30, 1997 was $11.92 and reflects weighted average assumptions including a dividend yield of 0.9%, a volatility of 39.3%, a risk-free interest rate of 6.2% and an option life of 7.0 years. The weighted average per share fair value used to compute compensation cost for the year ended September 30, 1996 was $6.32 and reflects weighted average assumptions including a dividend yield of 1.3%, a volatility of 40.3%, a risk-free interest rate of 6.0% and an option life of 6.6 years.

     The Company's five stock plans are the 1997 Employee Incentive Stock Plan (the "1997 Plan"), the 1995 Performance Stock Plan (the "1995 Plan"), the 1988 Employee Stock Plan (the "1988 Plan"), the Long-Term Performance-Based Incentive Plan (the "CEO Plan") and the Non-Employee Directors' Stock Option Plan. The 1988 Plan has been replaced by the 1997 Plan. Under these stock plans, the Company may grant an aggregate of 43,668,525 shares to its employees in the form of either stock options, restricted stock or stock units. At September 30, 1997, 12,696,300 shares remain available for future grant. Options granted under the plans have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and generally become exercisable ratably over a five-year period.

     Under its CEO Plan, the Company may grant shares of its Common Stock to the Company's Chief Executive Officer ("CEO") in the form of stock options. Prior to amendment of the CEO Plan, which was approved by shareholders in fiscal 1997, awards under this plan were also made in the form of restricted stock or deferred shares. The actual number of options granted is predicated upon defined performance of the Company's Common Stock relative to defined performance of the S&P 500 Index. Restricted shares are held in escrow until the earlier of the CEO's death, disability or retirement. Deferred shares are held in escrow until the earlier of the CEO's death, disability or eighteen months following retirement. Stock options granted under this plan have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and are immediately exercisable.

                                SUNAMERICA INC.

NOTE 10 -- STOCK COMPENSATION PLANS (CONTINUED)
     A summary of the status of the Company's stock option plans as of September 30, 1997, 1996 and 1995, and changes during the years then ended follows:

                                              1997                   1996                   1995
                                       ------------------     ------------------     ------------------
                                                 Weighted               Weighted               Weighted
                                                 average                average                average
                                       Shares    exercise     Shares    exercise     Shares    exercise
                                       (000's)    price       (000's)    price       (000's)    price
                                       ------    --------     ------    --------     ------    --------
Options outstanding at beginning of
  year..............................   12,452    $  9.23      10,320    $  6.82      7,482     $  4.97
Options granted.....................   3,438       30.51      2,593       18.32      3,950       10.29
Options exercised...................    (762)       4.63       (306)       5.00       (419)       4.05
Options forfeited...................    (133)      16.82       (155)       8.83       (693)       8.33
                                       ------                ------                 ------
Options outstanding at end of
  year..............................   14,995      14.27     12,452        9.23     10,320        6.82
                                       ======    =======     ======     =======     ======     =======
Options exercisable at end of
  year..............................    9,710    $  9.65      8,022     $  6.69      5,994     $  5.27
                                       ======    =======     ======     =======     ======     =======

     The following table summarizes information about stock options outstanding at September 30, 1997.

                                                    Options Outstanding
                                             ---------------------------------     Options Exercisable
                                                        Weighted                   -------------------
                                                         average     Weighted                Weighted
                                                        remaining     average                 average
                                             Shares    contractual   exercise      Shares    exercise
         Range of exercise prices            (000's)      life         price       (000's)     price
-------------------------------------------  -------   -----------   ---------     -------   ---------
$0.86 to $2.57.............................   2,412    3.9 years      $  1.98       2,412     $  1.98
$4.50 to $7.15.............................   1,922    5.9               5.72       1,731        5.56
$8.11 to $12.31............................   4,699    7.4              10.13       3,224        9.64
$14.97 to $20.46...........................   2,538    8.5              18.27       1,230       16.30
$25.33 to $39.35...........................   3,424    9.3              30.47       1,113       25.35
                                             ------                                ------
Total......................................  14,995    7.3              14.27       9,710        9.65
                                             ======    ==========      ======      ======     =======

     At September 30, 1997, 3,126,804 shares of unvested restricted stock are outstanding and deferred shares and stock units representing 2,712,000 shares of stock are outstanding. The Company granted restricted stock and stock units aggregating 370,116 shares in the year ended September 30, 1997, 527,634 shares in the year ended September 30, 1996 and 3,121,875 shares in the year ended September 30, 1995. The weighted average per share fair value of such stock at the date of grant was $23.08 in 1997, $15.83 in 1996 and $9.25 in 1995.
Restrictions generally lapse either on an accelerated basis, upon achievement of defined performance goals, or over a defined length of service. Compensation cost charged to operations for all outstanding restricted stock, deferred shares and stock units amounted to $23,940,000 for the year ended September 30, 1997, $21,124,000 for the year ended September 30, 1996 and $6,519,000 for the year ended September 30, 1995.

                                SUNAMERICA INC.

NOTE 11 -- INCOME TAXES

     The components of the provisions for income taxes on pretax income consist of the following:

                                                            Federal       State       Total
                                                            --------     -------     --------
                                                                     (In thousands)
1997:
Currently payable.........................................  $ 28,281     $ 1,718     $ 29,999
Deferred..................................................   127,347         654      128,001
                                                            --------     -------     --------
Total income tax expense..................................  $155,628     $ 2,372     $158,000
                                                            ========     =======     ========
1996:
Currently payable.........................................  $110,531     $10,526     $121,057
Deferred..................................................      (991)     (2,466)      (3,457)
                                                            --------     -------     --------
Total income tax expense..................................  $109,540     $ 8,060     $117,600
                                                            ========     =======     ========
1995:
Currently payable.........................................  $ 85,688     $ 5,546     $ 91,234
Deferred..................................................    (5,370)       (464)      (5,834)
                                                            --------     -------     --------
Total income tax expense..................................  $ 80,318     $ 5,082     $ 85,400
                                                            ========     =======     ========

     Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

                                                               Years ended September 30,
                                                           ----------------------------------
                                                             1997         1996         1995
                                                           --------     --------     --------
                                                                     (In thousands)
Amount computed at statutory rate......................... $187,968     $137,209     $ 97,862
Increases (decreases) resulting from:
  Affordable housing tax credits..........................  (24,436)     (21,742)     (17,579)
  State income taxes, net of federal tax benefit..........    1,542        5,238        3,686
  Dividends-received deduction............................  (12,634)      (8,277)      (3,271)
  Other, net..............................................    5,560        5,172        4,702
                                                           --------     --------     --------
Total income tax expense.................................. $158,000     $117,600     $ 85,400
                                                           ========     ========     ========

                                SUNAMERICA INC.

NOTE 11 -- INCOME TAXES (CONTINUED)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes are as follows:

                                                                          September 30,
                                                                     -----------------------
                                                                       1997          1996
                                                                     ---------     ---------
                                                                         (In thousands)
DEFERRED TAX LIABILITIES:
Investments......................................................... $ 125,852     $ 135,647
Deferred acquisition costs..........................................   341,131       231,978
State income taxes..................................................     3,428         1,048
Other liabilities...................................................   125,928         8,442
Net unrealized gains on certain debt and equity securities..........   113,028            --
                                                                     ---------     ---------
Total deferred tax liabilities......................................   709,367       377,115
                                                                     ---------     ---------
DEFERRED TAX ASSETS:
Contractholder reserves.............................................  (299,905)     (231,296)
Other assets........................................................   (25,698)      (11,273)
Net unrealized losses on certain debt and equity securities.........        --        (9,129)
                                                                     ---------     ---------
Total deferred tax assets...........................................  (325,603)     (251,698)
                                                                     ---------     ---------
Deferred income taxes............................................... $ 383,764     $ 125,417
                                                                     =========     =========

                                SUNAMERICA INC.

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended September 30, 1997 and 1996 follow:

                                                      First      Second     Third      Fourth
                                                     --------   --------   --------   --------
                                                     (In thousands, except per-share amounts)
1997:
Net investment income..............................  $143,669   $152,004   $185,760   $197,944
Net realized investment gains (losses).............    (9,304)    (9,442)   (12,136)     1,679
Fee income.........................................    70,067     73,510     81,796     92,330
General and administrative expenses................   (59,254)   (62,035)   (70,419)   (74,030)
Amortization of deferred acquisition costs.........   (30,410)   (30,003)   (52,080)   (52,596)
                                                     --------   --------   --------   --------
Pretax income......................................   114,768    124,034    132,921    165,327
Income tax expense.................................   (34,400)   (37,200)   (38,600)   (47,800)
                                                     --------   --------   --------   --------
Net income.........................................  $ 80,368   $ 86,834   $ 94,321   $117,527
                                                     ========   ========   ========   ========
Per share..........................................  $   0.39   $   0.42   $   0.45   $   0.53
                                                     ========   ========   ========   ========
1996:
Net investment income..............................  $102,126   $112,294   $128,533   $149,803
Net realized investment gains (losses).............     1,404     (3,589)   (12,629)   (15,500)
Fee income.........................................    53,485     62,104     66,405     66,417
General and administrative expenses................   (43,358)   (49,152)   (52,977)   (65,163)
Amortization of deferred acquisition costs.........   (21,071)   (24,216)   (29,875)   (33,014)
                                                     --------   --------   --------   --------
Pretax income......................................    92,586     97,441     99,457    102,543
Income tax expense.................................   (27,800)   (29,200)   (29,800)   (30,800)
                                                     --------   --------   --------   --------
Net income.........................................  $ 64,786   $ 68,241   $ 69,657   $ 71,743
                                                     ========   ========   ========   ========
Per share..........................................  $   0.31   $   0.32   $   0.33   $   0.34
                                                     ========   ========   ========   ========

                                SUNAMERICA INC.

NOTE 13 -- BUSINESS SEGMENTS

     Summarized data for the Company's business segments follow:

                                                                Total
                                                             depreciation
                                                                 and
                                                  Total      amortization   Pretax       Total
                                                 revenues      expense      income      assets
                                                ----------   -----------   --------   -----------
                                                                 (In thousands)
1997:
Annuity operations............................  $1,905,412    $ 155,714    $490,349   $34,909,441
Broker-dealer operations......................      67,052        2,401      22,622       101,049
Retirement trust services.....................      49,279        1,497      13,001       487,598
Asset management..............................      35,661       16,357       2,798        81,518
Premium financing.............................      26,922        1,039       8,280        57,280
                                                ----------    ---------    --------   -----------
Total.........................................  $2,084,326    $ 177,008    $537,050   $35,636,886
                                                ==========    =========    ========   ===========
1996:
Annuity operations............................  $1,315,553    $  97,806    $350,183   $23,032,076
Broker-dealer operations......................      51,906        1,228      17,253        74,140
Retirement trust services.....................      45,216        1,166      13,570       481,974
Asset management..............................      33,047       18,295       2,448        74,410
Premium financing.............................      26,663          962       8,573        64,221
                                                ----------    ---------    --------   -----------
Total.........................................  $1,472,385    $ 119,457    $392,027   $23,726,821
                                                ==========    =========    ========   ===========
1995:
Annuity operations............................  $  934,243    $  69,554    $246,037   $16,172,140
Broker-dealer operations......................      35,276          868      12,017        42,441
Retirement trust services.....................      46,676        1,461      15,268       484,456
Asset management..............................      34,427       24,069         510        86,510
Premium financing.............................      20,772          713       5,774        58,620
                                                ----------    ---------    --------   -----------
Total.........................................  $1,071,394    $  96,665    $279,606   $16,844,167
                                                ==========    =========    ========   ===========

                                SUNAMERICA INC.

NOTE 13 -- BUSINESS SEGMENTS (CONTINUED)
                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of SunAmerica Inc.

     Our audits of the consolidated financial statements referred to in our report dated November 7, 1997, appearing on page F-2 of this Annual Report on Form 10-K of SunAmerica Inc. also included an audit of the Financial Statement Schedules listed on page S-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
Los Angeles, California
November 7, 1997

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET

                                                                        September 30,
                                                              ---------------------------------
                                                                   1997               1996
                                                              --------------     --------------
ASSETS
Investment in and advances to subsidiaries.................   $2,086,981,000     $1,770,212,000
Other investments..........................................    2,506,556,000      1,045,629,000
Other assets...............................................      219,956,000        104,940,000
                                                              --------------     --------------
Total assets...............................................   $4,813,493,000     $2,920,781,000
                                                              ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Senior notes and debentures..............................   $1,136,072,000     $  573,335,000
  Junior subordinated debentures...........................      511,894,000        245,483,000
  Reserves for guaranteed investment contracts.............      226,959,000        239,050,000
  Payable to brokers for purchases of securities...........       92,990,000         46,684,000
  Other liabilities........................................      261,472,000        155,671,000
                                                              --------------     --------------
  Total liabilities........................................    2,229,387,000      1,260,223,000
Shareholders' equity.......................................    2,584,106,000      1,660,558,000
                                                              --------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................   $4,813,493,000     $2,920,781,000
                                                              ==============     ==============

                           CONDENSED INCOME STATEMENT

                                                             Years ended September 30,
                                                     ------------------------------------------
                                                         1997           1996           1995
                                                     ------------   ------------   ------------
Dividends received from subsidiaries..............   $136,205,000   $110,256,000   $ 69,287,000
Investment income.................................    280,277,000    189,911,000    158,228,000
Net realized investment gains (losses)............     16,835,000      4,598,000    (25,459,000)
Other income......................................      1,804,000      3,625,000      3,636,000
                                                     -------------  ------------   ------------
TOTAL INCOME......................................    435,121,000    308,390,000    205,692,000
                                                     -------------  ------------   ------------
Interest expense on senior notes and debentures...    (78,575,000)   (51,062,000)   (44,729,000)
Interest expense on junior subordinated
  debentures......................................    (43,290,000)   (20,902,000)    (2,854,000)
Interest expense on guaranteed investment
  contracts.......................................    (19,435,000)   (20,411,000)   (21,482,000)
General and administrative expenses, net of
  reimbursement from subsidiaries of $38,315,000
  in 1997, $33,930,000 in 1996 and $19,095,000 in
  1995............................................        338,000       (146,000)    (2,354,000)
                                                     -------------  ------------   ------------
TOTAL EXPENSES....................................   (140,962,000)   (92,521,000)   (71,419,000)
                                                     -------------  ------------   ------------
PRETAX INCOME.....................................    294,159,000    215,869,000    134,273,000
Income tax expense................................    (45,614,000)   (35,404,000)   (21,116,000)
                                                     -------------  ------------   ------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
  OF SUBSIDIARIES.................................    248,545,000    180,465,000    113,157,000
Equity in undistributed net income of
  subsidiaries....................................    130,505,000     93,962,000     81,049,000
                                                     -------------  ------------   ------------
NET INCOME........................................   $379,050,000   $274,427,000   $194,206,000
                                                     =============  ============   ============

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)

                        CONDENSED STATEMENT OF CASH FLOW

                                                        Years ended September 30,
                                           ---------------------------------------------------
                                                1997               1996              1995
                                           ---------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................  $   379,050,000     $ 274,427,000     $ 194,206,000
Adjustments to reconcile net income to
  net
 cash provided by operating activities:
  Equity in net income of subsidiaries...     (266,710,000)     (204,218,000)     (150,336,000)
  Net realized investment (gains)
     losses..............................      (16,835,000)       (4,598,000)       25,459,000
Other, net...............................       74,750,000        22,644,000        46,736,000
                                           ---------------     -------------     -------------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES..............................      170,255,000        88,255,000       116,065,000
                                           ---------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of investments.....   (1,055,976,000)     (153,640,000)       24,505,000
Dividends received from subsidiaries.....      136,205,000       110,256,000        69,287,000
Contributions of capital paid to
  subsidiaries...........................     (115,861,000)     (435,928,000)     (203,476,000)
                                           ---------------     -------------     -------------
NET CASH USED BY INVESTING ACTIVITIES....   (1,035,632,000)     (479,312,000)     (109,684,000)
                                           ---------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends...............      (67,819,000)      (61,721,000)      (50,268,000)
Withdrawal payments on guaranteed
 investment contracts....................      (31,525,000)      (31,725,000)      (36,472,000)
Net proceeds from issuances of long-term
 notes and debentures....................      559,332,000        47,478,000        51,675,000
Net proceeds from issuances of junior
 subordinated debentures.................      310,256,000       185,700,000                --
Payment for redemption of 9.95% junior
 subordinated debentures.................      (54,259,000)               --                --
Payments for redemptions of Preferred
 Stock...................................     (136,549,000)               --                --
Net proceeds from issuance of Series E
 Preferred Stock.........................               --       240,547,000                --
Net proceeds for issuance of Common
  Stock..................................      577,268,000                --                --
Net issuance cost of 8 1/2% Premium
  Equity
 Redemption Cumulative Security Units....      (44,605,000)               --                --
                                           ---------------     -------------     -------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES..............................    1,112,099,000       380,279,000       (35,065,000)
                                           ---------------     -------------     -------------
NET INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS..................      246,722,000       (10,778,000)      (28,684,000)
CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD.....................      110,181,000       120,959,000       149,643,000
                                           ---------------     -------------     -------------
CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD...........................  $   356,903,000     $ 110,181,000     $ 120,959,000
                                           ===============     =============     =============
NON-CASH FINANCING ACTIVITY:
 Exchange of junior subordinated
  debentures, Series A, due 2044 for
  2,105,235 shares of 9 1/4% Series B
  Preferred Stock and for the common
  securities of a subsidiary
  grantor trust..........................  $            --     $          --     $  54,259,000
                                           ===============     =============     =============

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INDEBTEDNESS

     Indebtedness consist of the following long-term notes and debentures (interest rates are as of September 30):

                                                                       September 30,
                                                              -------------------------------
                                                                   1997              1996
                                                              --------------     ------------
SENIOR NOTES AND DEBENTURES:
5.6% debentures due July 31, 2097 (net of unamortized
  discount of $43,513,000)..................................  $  131,487,000     $         --
Medium-term notes due 1998 through 2026 (5 3/8% to
  7 3/8%)...................................................     248,335,000      248,335,000
8 1/8% debentures due April 28, 2023........................     100,000,000      100,000,000
9.95% debentures due February 1, 2012.......................     100,000,000      100,000,000
6.20% notes due October 31, 1999............................     431,250,000               --
9% notes due January 15, 1999...............................     125,000,000      125,000,000
                                                              --------------     ------------
Total senior notes and debentures...........................   1,136,072,000      573,335,000
                                                              --------------     ------------

JUNIOR SUBORDINATED DEBENTURES:
9.95% junior subordinated debentures, Series A, due 2044....              --       54,259,000
8.35% junior subordinated debentures, due 2044..............     191,224,000      191,224,000
8.30% junior subordinated debentures, due 2045..............     320,670,000               --
                                                              --------------     ------------
Total junior subordinated debentures........................     511,894,000      245,483,000
                                                              --------------     ------------
Total indebtedness..........................................  $1,647,966,000     $818,818,000
                                                              ==============     ============

     On October 7, 1997, subsequent to the Company's fiscal year end, the Company issued $100,000,000 of 6.75% notes due October 1, 2007.

     In addition, the Company is the issuer of the following guaranteed investment contracts ("GICs") (interest rates are as of September 30):

                                                                        September 30,
                                                                -----------------------------
                                                                    1997             1996
                                                                ------------     ------------
8 1/2% GIC due serially through 2002 (including interest
  credited of $1,275,000 in 1997 and $1,252,000 in 1996)......  $187,414,000     $190,627,000
8 3/8% GIC due serially through 2003 (including interest
  credited of $203,000 in 1997 and $254,000 in 1996)..........    30,308,000       39,294,000
7 3/8% GIC due in 2018 (including interest credited of
  $303,000 in 1997 and $272,000 in 1996)......................     9,237,000        9,129,000
                                                                ------------     ------------
Total guaranteed investment contracts.........................  $226,959,000     $239,050,000
                                                                ============     ============

     Aggregate debt service payments (i.e., principal and interest payments), including GICs, indebtedness and the 6.75% notes, are due as follows: 1998, $183,560,000; 1999, $291,960,000; 2000, $574,641,000; 2001, $138,995,000; 2002,
$297,373,000; and $4,274,693,000, in the aggregate, thereafter.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

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

     In the ordinary course of business, the Parent has agreed contingently to make capital contributions, aggregating approximately $332,959,000 to 153 limited partnerships over the next 6 years (four years on a weighted average basis) in exchange for ownership interests in such partnerships.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

        AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                          Percentage
                                               Ceded        Assumption                    of amount
                                Gross         to other      from other        Net          assumed
                                amount       companies      companies        amount         to net
                              ----------     ----------     ----------     ----------     ----------
1997:
Life insurance in force.....  $6,749,549     $5,757,164      $     --      $  992,385           --%
                              ==========     ==========       =======      ==========       ======
Premiums:
  Annuities and other single
     premiums...............  $1,427,699     $       --      $ 62,857      $1,490,556         4.22%
  Annual life insurance
     premiums...............      30,321         26,232         7,632          11,721        65.11
  Accident and health
     insurance premiums.....      (1,338)        (1,557)           --             219           --
                              ----------     ----------       -------      ----------       ------
          Total premiums....  $1,456,682     $   24,675      $ 70,489      $1,502,496         4.69%
                              ==========     ==========       =======      ==========       ======
1996:
Life insurance in force.....  $8,009,173     $7,701,296      $     --      $  307,877           --%
                              ==========     ==========       =======      ==========       ======
Premiums:
  Annuities and other single
     premiums...............  $  984,334     $       --      $  9,042      $  993,376         0.91%
  Annual life insurance
     premiums...............      42,364         42,364            --              --           --
  Accident and health
     insurance premiums.....      16,613         16,613            --              --           --
                              ----------     ----------       -------      ----------       ------
          Total premiums....  $1,043,311     $   58,977      $  9,042      $  993,376         0.91%
                              ==========     ==========       =======      ==========       ======
1995:
Life insurance in force.....  $1,907,878     $1,592,650      $     --      $  315,228           --%
                              ==========     ==========       =======      ==========       ======
Premiums:
  Annuities and other single
     premiums...............  $  944,742     $       --      $     --      $  944,742           --%
  Annual life insurance
     premiums...............      16,225         16,225            --              --           --
                              ----------     ----------       -------      ----------       ------
          Total premiums....  $  960,967     $   16,225      $     --      $  944,742           --%
                              ==========     ==========       =======      ==========       ======