Form 10-Q
period 1997-12-31
SUNAMERICA INC
filed 1998-02-17
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            December 31, 1997
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 178,899,221 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 16,272,702 shares outstanding








                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      December 31, 1997 and September 30, 1997                         3-4


      Consolidated Income Statement (Unaudited) -
      Three Months Ended December 31, 1997 and 1996                    5


      Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended December 31, 1997 and 1996                    6-7


      Notes to Consolidated Financial Statements (Unaudited)           8-12


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            13-30


Part II - Other Information                                            31-32



                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)




                                                 December 31,    September 30,
                                                        1997             1997
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $  1,163,180    $     993,349
  Bonds, notes and redeemable preferred stocks
    available for sale, at fair value
      (amortized cost: December 31, 1997,
      $17,610,665; September 30, 1997,
      $18,124,837)                                 18,084,215       18,523,655
  Mortgage loans                                    3,090,069        3,139,309
  Common stocks available for sale, at fair
    value (cost: December 31, 1997, $32,874;
    September 30, 1997, $32,821)                       91,011           96,541
  Partnerships                                      1,487,444        1,286,793
  Real estate                                          53,054           81,569
  Other invested assets                               378,506          286,962
                                                 ------------    -------------
  Total investments                                24,347,479       24,408,178

Variable annuity assets                             9,797,579        9,514,675
Accrued investment income                             283,657          296,637
Deferred acquisition costs                          1,121,847        1,118,582
Other assets                                          408,184          298,814
                                                 ------------    -------------
TOTAL ASSETS                                     $ 35,958,746    $  35,636,886
                                                 ============    =============



See accompanying notes


                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                 December 31,    September 30,
                                                        1997             1997
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts           $ 14,047,244    $  14,445,126
  Reserves for guaranteed investment contracts      5,887,177        5,553,292
  Trust deposits                                      439,554          427,433
  Payable to brokers for purchases of securities      108,032          266,477
  Income taxes currently payable                        2,827            2,025
  Other liabilities                                   733,348          828,916
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                        21,218,182       21,523,269
                                                 ------------    -------------
Variable annuity liabilities                        9,797,579        9,514,675
                                                 ------------    -------------
Long-term notes and debentures                      1,236,181        1,136,072
                                                 ------------    -------------
Deferred income taxes                                 494,057          383,764
                                                 ------------    -------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary grantor
  trusts whose sole assets are junior
  subordinated debentures of the Company              495,000          495,000
                                                 ------------    -------------
Shareholders' equity:
  Preferred Stock                                     248,000          248,000
  Nontransferable Class B Stock                        16,273           16,273
  Common Stock                                        178,810          179,076
  Additional paid-in capital                          738,141          750,401
  Retained earnings                                 1,281,407        1,180,446
  Net unrealized gains on debt and
    equity securities available for sale              255,116          209,910
                                                 ------------    -------------
  Total shareholders' equity                        2,717,747        2,584,106
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 35,958,746    $  35,636,886
                                                 ============    =============



See accompanying notes


                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
             For the three months ended December 31, 1997 and 1996
             (In thousands, except per-share amounts - unaudited)

                                                         1997             1996
                                                   ----------       ----------
Investment income                                  $  520,310       $  370,545
                                                   ----------       ----------
Interest expense on:
  Fixed annuity contracts                            (189,528)        (128,895)
  Guaranteed investment contracts                     (90,685)         (67,179)
  Trust deposits                                       (2,336)          (2,422)
  Senior indebtedness                                 (29,313)         (19,791)
                                                   ----------       ----------
  Total interest expense                             (311,862)        (218,287)
                                                   ----------       ----------
Dividends paid on preferred
  securities of grantor trusts                        (10,295)          (8,589)
                                                   ----------       ----------
NET INVESTMENT INCOME                                 198,153          143,669
                                                   ----------       ----------
NET REALIZED INVESTMENT GAINS (LOSSES)                  3,194           (9,304)
                                                   ----------       ----------
Fee income:
  Variable annuity fees                                45,063           30,898
  Net retained commissions                             24,596           13,322
  Surrender charges                                    12,548            7,597
  Asset management fees                                 6,903            6,418
  Loan servicing fees                                   5,663            5,769
  Trust fees                                            4,574            4,455
  Other fees                                            1,475            1,608
                                                   ----------       ----------
TOTAL FEE INCOME                                      100,822           70,067
                                                   ----------       ----------
GENERAL AND ADMINISTRATIVE EXPENSES                   (77,362)         (59,254)
                                                   ----------       ----------
AMORTIZATION OF DEFERRED ACQUISITION COSTS            (55,468)         (30,410)
                                                   ----------       ----------
PRETAX INCOME                                         169,339          114,768

Income tax expense                                    (45,700)         (34,400)
                                                   ----------       ----------
NET INCOME                                         $  123,639       $   80,368
                                                   ==========       ==========
NET INCOME PER SHARE:

  Basic                                            $     0.63       $     0.43
                                                   ==========       ==========
  Diluted                                          $     0.56       $     0.39
                                                   ==========       ==========



See accompanying notes



                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the three months ended December 31, 1997 and 1996
                          (In thousands - unaudited)


                                                         1997             1996
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    123,639     $     80,368
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       189,528          128,895
        Guaranteed investment contracts                90,685           67,179
        Trust deposits                                  2,336            2,422
      Net realized investment losses (gains)           (3,194)           9,304
      Accretion of net discounts on investments        (2,942)          (7,602)
      Provision for deferred income taxes              89,977          (11,150)
  Change in:
    Accrued investment income                          12,848          (21,938)
    Deferred acquisition costs                         (2,865)         (25,651)
    Other assets                                      (13,062)         (12,810)
    Income taxes currently payable                    (37,147)          11,012
    Other liabilities                                 (99,176)           9,094
  Other, net                                           (9,560)          12,182
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             341,067          241,305
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                                       (4,313,693)      (4,119,409)
    Mortgage loans                                    (81,475)        (125,265)
    Partnerships                                     (450,813)        (352,389)
    Other investments, excluding short-term
      investments                                    (218,348)         (77,912)
    Net assets of Financial Service Corporation       (41,295)              --
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                        3,682,335        2,542,057
    Partnerships                                      169,292          100,126
    Other investments, excluding short-term
      investments                                      35,621           21,140
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                        1,045,679          665,599
    Mortgage loans                                    132,946           71,553
    Partnerships                                       34,651          311,424
    Other investments, excluding short-term
      investments                                     149,008           15,887
                                                 ------------     ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      143,908         (947,189)
                                                 ------------     ------------

See accompanying notes



                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
             For the three months ended December 31, 1997 and 1996
                          (In thousands - unaudited)


                                                         1997             1996
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (22,678)    $    (17,352)
  Premium receipts on:
    Fixed annuity contracts                           338,742          427,420
    Guaranteed investment contracts                   585,041          540,622
  Net exchanges from the fixed accounts
    of variable annuity contracts                    (258,594)         (91,348)
  Receipts of trust deposits                          179,187          149,407
  Withdrawal payments on:
    Fixed annuity contracts                          (555,631)        (233,901)
    Guaranteed investment contracts                  (341,841)        (185,918)
    Trust deposits                                   (169,403)        (126,052)
  Claims and annuity payments on fixed
    annuity contracts                                (114,783)         (75,286)
  Net proceeds from issuances of long-term notes       99,078          429,383
  Net borrowings (repayments) of other
    short-term financings                             (54,262)           5,510
  Net proceeds from issuances of preferred
    securities of subsidiary grantor trusts                --          300,202
  Net payment for redemption of Series C
    Preferred Stock                                        --          (48,680)
  Payment of issuance costs of 8-1/2% Premium
    Equity Redemption Cumulative Security Units            --          (45,362)
                                                 ------------     ------------
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                            (315,144)       1,028,645
                                                 ------------     ------------
NET INCREASE IN CASH AND
  SHORT-TERM INVESTMENTS                              169,831          322,761

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  993,349          529,363
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $  1,163,180     $    852,124
                                                 ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     42,549     $     24,757
                                                 ============     ============
  Income taxes paid, net of refunds received     $      7,130     $     34,538
                                                 ============     ============

See accompanying notes



                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



1.    Basis of Presentation
      ---------------------

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of December 31, 1997 and September 30, 1997, and the results of its consolidated operations and its consolidated cash flows for the three months ended December 31, 1997 and 1996. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1997, contained in the Company's 1997 Annual Report to Shareholders.


2.    Acquisitions
      ------------
      On March 31, 1997, the Company completed the acquisition of 1) a block of annuity contracts from John Alden Life Insurance Company, a subsidiary of John Alden Financial Corporation, and 2) all of the outstanding common stock of John Alden Life Insurance Company of New York. This acquisition has been accounted for by using the purchase method of accounting. Accordingly, the income statement for the three-month period ended December 31, 1996 does not include the operating results of this acquisition. On a pro forma basis, assuming the acquisition occurred on October 1, 1996, the beginning of the three-month period ended December 31, 1996, revenues (investment income, net realized investment losses and fee income) would have been $523,914,000 and net income would have been $90,648,000 ($0.49 per basic share and $0.44 per diluted share) for the three months ended December 31, 1996.



                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



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

      On June 16, 1997, SunAmerica Capital Trust I redeemed $52,630,875 liquidation amount of the 9.95% Trust Originated Preferred Securities for a cash payment equal to the liquidation amount of $52,630,875 plus accrued and unpaid dividends to the redemption date of $1,105,541. Concurrently, the Company redeemed all of the related 9.95% junior subordinated debentures, due 2044, for a liquidation of $54,258,650 plus accrued and unpaid interest.

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







                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)


4.    Earnings per Share
      ------------------

      The calculations of basic and diluted earnings per share for the three months ended December 31, 1997 and 1996 are as follows (in thousands, except per-share amounts):

      BASIC EARNINGS PER SHARE:
                                                        1998           1997
                                                    --------       --------
      Net income                                    $123,639       $ 80,368
                                                    --------       --------
      Less preferred stock dividends:
        9-1/4% Preferred Stock, Series B                  --         (2,031)
        Adjustable Rate Cumulative Preferred
          Stock, Series C                                 --            (28)
        Series E Mandatory Conversion Premium
          Dividend Preferred Stock                    (3,100)        (3,100)
                                                    --------       --------
      Total preferred stock dividends                 (3,100)        (5,159)
                                                    --------       --------
      Income available to common shareholders       $120,539       $ 75,209
                                                    ========       ========

      Average common shares issued and outstanding   195,227        179,392
      Less common shares issued and outstanding,
        but not vested to participants under
        various employee stock plans                  (2,760)        (3,310)
                                                    --------       --------
      Average shares outstanding                     192,467        176,082
                                                    ========       ========
      Basic earnings per share                      $   0.63       $   0.43
                                                    ========       ========



                                    SUNAMERICA INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)
                                      (Continued)


4.    Earnings per Share  (continued)
      ------------------

      DILUTED EARNINGS PER SHARE:
                                                        1998           1997
                                                    --------       --------
      Net income                                    $123,639       $ 80,368
                                                    --------       --------
      Less preferred stock dividends:
        9-1/4% Preferred Stock, Series B                  --         (2,031)
        Adjustable Rate Cumulative Preferred
          Stock, Series C                                 --            (28)
                                                    --------       --------
      Total preferred stock dividends                     --         (2,059)
                                                    --------       --------
      Income available to common shareholders       $123,639       $ 78,309
                                                    ========       ========

      Average shares outstanding                     195,227        179,392
      Plus incremental shares from potential
        common stock:
          Average number of shares arising from
            outstanding employee stock plans           8,597          4,814
          Average number of shares issuable upon
            conversion of Series E Mandatory
            Conversion Premium Dividend Preferred
            Stock                                     12,939         15,194
          Average number of shares issuable upon
            conversion of Premium Equity Redemption
            Cumulative Security Units                  5,397          1,061
                                                    --------       --------
      Average shares outstanding                     222,160        200,461
                                                    ========       ========
      Diluted earnings per share                    $   0.56       $   0.39
                                                    ========       ========



                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)




5.    Ratio of Earnings to Fixed Charges
      ----------------------------------

      The ratios of earnings to fixed charges for the three months ended December 31, 1997 and 1996 are as follows:

                                                           Three months ended
                                                              December 31,
                                                          ------------------
                                                            1997       1996
                                                          -------    -------
      Ratio of earnings to fixed charges (which
      include dividends paid on preferred securities
      of grantor trusts and interest incurred on senior
      debt, but exclude interest incurred on fixed
      annuities, guaranteed investment contracts and
      trust deposits)                                         5.3x       5.0x
                                                          =======    =======
      Ratio of earnings to fixed charges (which
      include dividends paid on preferred securities
      of grantor trusts and interest incurred on senior
      debt, fixed annuities, guaranteed investment
      contracts and trust deposits)                           1.5x       1.5x
                                                          =======    =======
      Ratio of earnings to combined fixed charges
      and preferred stock dividends (which include
      dividends paid on preferred securities of
      grantor trusts and interest incurred
      on senior debt, but exclude interest
      incurred on fixed annuities, guaranteed
      investment contracts and trust deposits)                4.8x       4.0x
                                                          =======    =======
      Ratio of earnings to combined fixed charges
      and preferred stock dividends (which include
      dividends paid on preferred securities of
      grantor trusts and interest incurred on
      senior debt, fixed annuities, guaranteed
      investment contracts and trust deposits)                1.5x       1.5x
                                                          =======    =======




         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



      Management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months ended December 31, 1997 ("Fiscal 1998") and December 31, 1996 ("Fiscal 1997") follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $123.6 million ($0.63 per basic share and $0.56 per diluted share) in Fiscal 1998, compared with $80.4 million ($0.43 per basic share and $0.39 per diluted share) in Fiscal 1997. On March 31, 1997, the Company acquired certain annuity contracts from John Alden Life Insurance Company and all of the outstanding common stock of John Alden Life Insurance Company of New York (collectively, the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and, therefore, results of operations include those of the Acquisition only from the date of acquisition. Consequently, operating results for Fiscal 1998 and Fiscal 1997 are not comparable. On a pro forma basis, using the historical operating results of the acquired businesses and assuming the Acquisition had been consummated on October 1, 1996, the beginning of the prior-year period discussed herein, net income would have been $90.6 million ($0.49 per basic share and $0.44 per diluted share) in Fiscal 1997.

      PRETAX INCOME totaled $169.3 million in Fiscal 1998 and $114.8 million in 1997. The 47.5% improvement in Fiscal 1998 over Fiscal 1997 primarily resulted from increased net investment income and fee income and investment gains realized in Fiscal 1998, compared with net investment losses realized in Fiscal 1997. These favorable factors were partially offset by increased amortization of deferred acquisition costs and higher general and administrative expenses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $198.2 million in Fiscal 1998 from $143.7 million in Fiscal 1997. These amounts equal 3.28% on average invested assets (computed on a daily basis) of $24.17 billion in Fiscal 1998 and 3.37% on average invested assets of $17.07 billion in Fiscal 1997. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. As a result of the Acquisition, net investment income as a percent of average invested assets in Fiscal 1998 has declined. However, on a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, net investment income on related average invested assets would have been 3.11% in Fiscal 1997.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $1.66 billion in Fiscal 1998 and $1.15 billion in Fiscal 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.89% in Fiscal 1998 and 2.98% in Fiscal 1997. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the Spread Difference would have been 2.91% in Fiscal 1997.

      Investment income (and the related yields on average invested assets) totaled $520.3 million (8.61%) in Fiscal 1998, compared with $370.5 million (8.68%) in Fiscal 1997. Investment income and the related yields in Fiscal 1998 reflect the effects of the Acquisition. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the yield on related average invested assets would have been 8.50% in Fiscal 1997. This increased yield (on a pro forma basis) in Fiscal 1998 reflects a partial reallocation of lower-yielding invested assets acquired as part of the Acquisition into generally higher-yielding asset classes in which the Company has historically invested a portion of its portfolio. Increased investment income in Fiscal 1998 also reflects higher returns from the Company's investments in total return bond swap agreements (the "Total Return Agreements") and increased income from the Company's investment in partnerships, as well as the effects of an increase in average invested assets (in excess of those acquired through the Acquisition).

      Partnership income increased to $66.3 million (a yield of 18.80% on related average assets of $1.41 billion) in Fiscal 1998, compared with $57.8 million (a yield of 20.00% on related average assets of $1.16 billion) in Fiscal 1997. Partnership income includes income recognized by using the cost method of accounting, which amounted to $25.6 million and $17.1 million in Fiscal 1998 and Fiscal 1997, respectively. Such income is based upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      The Company has enhanced investment yield from time to time through Total Return Agreements. The Company recorded income of $16.7 million on Total Return Agreements in Fiscal 1998, compared with $8.2 million recorded in Fiscal 1997. The improved results in Fiscal 1998 reflect improved overall performance of the non-investment-grade bonds underlying the Total Return Agreements and increases in the average notional principal amount of the Total Return Agreements. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.)

      Total interest and dividend expense equalled $322.2 million in Fiscal 1998 and $226.9 million in Fiscal 1997. The average rate paid on all interest-bearing liabilities was 5.72% in Fiscal 1998, compared with 5.70% in Fiscal 1997. Interest-bearing liabilities averaged $22.52 billion during Fiscal 1998, compared with $15.91 billion during Fiscal 1997. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the average rate paid on all interest-bearing liabilities would have been 5.59% in Fiscal 1997. The nominal increase in the actual overall rate paid since Fiscal 1997 primarily resulted from a corresponding two basis point increase in the average rate paid on the Company's fixed annuity contracts. The increase in overall rate paid in Fiscal 1998 as compared with the pro forma overall rate paid in Fiscal 1997 primarily reflects period-over-period increases in the percentage of average interest-bearing liabilities composed of senior debt and guaranteed investment contracts ("GICs"), which, on average, bear higher interest rates than those of the Company's other interest-bearing liabilities.

      GROWTH IN AVERAGE INVESTED ASSETS to $24.17 billion in Fiscal 1998 from $17.07 billion in Fiscal 1997 primarily reflects the impact of the Acquisition. The Company acquired $5.00 billion of invested assets associated with the Acquisition on March 31, 1997. The Company intends to continue to pursue a strategy of enhancing its internal growth with complementary acquisitions.

      Average invested assets also increased as a result of sales of the Company's fixed-rate products, consisting of both fixed annuity premiums (including those for the fixed accounts of variable annuity products) and GIC premiums, and $805.7 million of aggregate net proceeds from the issuances of Common Stock and long-term notes and debentures. Since December 31, 1996, fixed annuity premiums have totaled $1.40 billion and GIC premiums have aggregated $2.12 billion. Fixed annuity premiums totaled $338.7 million in Fiscal 1998, compared with $427.4 million in Fiscal 1997. These premiums include premiums for the fixed accounts of variable annuities totaling $268.8 million and $388.4 million, respectively. This decline in premiums allocated to the fixed accounts of variable annuity contracts may be attributed to more restrictive fixed-rate promotions in Fiscal 1998 than in Fiscal 1997.

      GIC premiums increased to $585.0 million in Fiscal 1998 from $540.6 million in Fiscal 1997. The increase in GIC premiums in Fiscal 1998 reflects an expansion of the GIC client base due, in part, to a broadening of the Company's products and distribution channels, including its AAA-rated company, SunAmerica National Life Insurance Company, and its AAA/Aaa-rated credit-enhanced GIC products.

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

      NET REALIZED INVESTMENT GAINS totaled $3.2 million in Fiscal 1998, compared with net realized investment losses of $9.3 million in Fiscal 1997. Net realized investment gains in Fiscal 1998 include impairment writedowns of $9.8 million and net realized investment losses in Fiscal 1997 include impairment writedowns of $7.6 million. Therefore, the Company realized $13.0 million of net gains from sales of investments in Fiscal 1998 and $1.7 million of net losses from sales of investments in Fiscal 1997.

      The Company sold invested assets, principally bonds and notes, aggregating $3.89 billion and $2.57 billion in Fiscal 1998 and Fiscal 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales of investments fluctuate from period to period, and represent 0.21% and 0.04% of average invested assets for Fiscal 1998 and Fiscal 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit and interest-rate risk.




      Impairment writedowns primarily have been applied to defaulted bonds and mortgage loans. Impairment writedowns, on an annualized basis, represent 0.16% and 0.18% of average invested assets for Fiscal 1998 and Fiscal 1997, respectively. For the 17 fiscal quarters beginning October 1, 1993, impairment writedowns as a percentage of average invested assets have ranged from 0.16% to 1.54% and have averaged 0.35%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $45.1 million in Fiscal 1998 and $30.9 million in Fiscal 1997. These increased fees reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $9.58 billion during Fiscal 1998 and $6.68 billion during Fiscal 1997.
Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.51 billion since December 31, 1996. Variable annuity premiums increased to $434.3 million in Fiscal 1998 from $231.7 million in Fiscal 1997. Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $703.1 million and $620.1 million in Fiscal 1998 and Fiscal 1997, respectively. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, recent administration budget proposals include the proposed taxation of exchanges involving variable annuity contracts and reallocation within variable annuity contracts and certain other proposals relating to annuities (see "Regulation").

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $24.6 million in Fiscal 1998 and $13.3 million in Fiscal 1997. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $7.00 billion in Fiscal 1998 and $3.28 billion in Fiscal 1997. The increases in sales and net retained commissions reflect a greater number of registered representatives, higher average production per representative and generally favorable market conditions. The greater number of registered representatives was primarily due to acquisitions, including the October 1, 1997 acquisition of Financial Service Corporation and the January 22, 1997 acquisition of The Financial Group, Inc. At their respective dates of acquisition, these acquired companies licensed through their subsidiaries approximately 1,500 and 400 independent registered representatives, respectively. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.


      SURRENDER CHARGES on fixed and variable annuities totaled $12.5 million (including $4.5 million attributable to the Acquisition) in Fiscal 1998, compared with $7.6 million in Fiscal 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $776.4 million (including $212.4 million attributable to the Acquisition) in Fiscal 1998, compared with $410.4 million in Fiscal 1997. These payments represent 13.6% (17.8% of average fixed annuity reserves associated with the Acquisition) and 10.5%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $221.1 million in Fiscal 1998 (9.2% of average variable annuity reserves) and $177.3 million (10.6% of average variable annuity reserves) in Fiscal 1997. Consistent with the assumptions used in connection with the Acquisition, and other acquisitions of annuity businesses in Fiscal 1996, management anticipates that the level of withdrawal payments will continue to reflect higher relative withdrawal rates in the near future because of higher surrenders on the annuity business acquired in the Acquisition and on the annuity businesses acquired in fiscal year 1996.

      Excluding the effects of all recent acquisitions, withdrawal payments represented 9.3% and 10.8% of related average fixed and variable annuity reserves in Fiscal 1998 and Fiscal 1997, respectively. This lower surrender rate in Fiscal 1998 reflects the continued decrease in the percentage of non-acquisition-related annuity contracts that are free of surrender charges.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $6.9 million on average assets managed of $2.69 billion in Fiscal 1998 and $6.4 million on average assets managed of $2.21 billion in Fiscal 1997. Asset management fees are not proportionate to average assets managed, principally due to changes in
product mix.   Sales of mutual funds, excluding sales of money market accounts, have aggregated $558.3 million since December 31, 1996. Mutual fund sales totaled $165.8 million in Fiscal 1998, up 166% from the $62.3 million in Fiscal 1997. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $92.0 million in Fiscal 1998 and $103.7 million in Fiscal 1997. The significant increases in sales during Fiscal 1998 over Fiscal 1997 principally resulted from the introduction in November 1996 of the Company's "Style Select Series" product.

      LOAN SERVICING FEES are earned by Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the loans it originates and earns fee income by servicing the sold loans. Such fee income totaled $5.7 million on average loans serviced of $494.0 million in Fiscal 1998, compared with $5.8 million on average loans serviced of $478.1 million in Fiscal 1997. Although average loans serviced have increased during Fiscal 1998, loan servicing fees have not increased proportionately, largely due to increased competition in the premium finance marketplace.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified retirement plans. Trust fees increased to $4.6 million in Fiscal 1998 (on an average of 210,000 trust accounts) from $4.5 million in Fiscal 1997 (on an average of 203,000 trust accounts).

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $77.4 million in Fiscal 1998, up 31% from $59.3 million in Fiscal 1997. General and administrative expenses in Fiscal 1998 reflect the impact of the Acquisition, as well as the acquisitions of Financial Service Corporation and The Financial Group, Inc. During 1997, the number of employees increased 34% to 2,212 employees at December 31, 1997. As a result, compensation (net of deferrals) has increased to $44.9 million in Fiscal 1998 from $34.4 million in Fiscal 1997. General and administrative expenses remains closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $55.5 million in Fiscal 1998, compared with $30.4 million in Fiscal 1997. The increases in amortization primarily reflect the amortization of the deferred acquisition costs attributable to the Acquisition, which aggregated $16.0 million in Fiscal 1998. Amortization has also increased due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      INCOME TAX EXPENSE totaled $45.7 million in Fiscal 1998, compared with $34.4 million in Fiscal 1997, representing effective tax rates of 27% in Fiscal 1998 and 30% in Fiscal 1997. These tax rates reflect the favorable impact of tax credits associated with tax-advantaged investments in affordable housing partnerships owned by the Company.

Financial Condition and Liquidity

      SHAREHOLDERS' EQUITY increased 5.2% to $2.72 billion at December 31, 1997 from $2.58 billion at September 30, 1997, primarily due to $123.6 million of net income recorded in Fiscal 1998 and the $45.2 million improvement of net unrealized gains on debt and equity securities available for sale (credited directly to shareholders' equity). These favorable factors were partially offset by $22.7 million of dividends paid to shareholders.

      BOOK VALUE PER SHARE amounted to $13.08 at December 31, 1997, up from $12.40 at September 30, 1997. Excluding net unrealized gains on debt and equity securities available for sale, book value per share amounted to $11.85 at December 31, 1997 and $11.39 at September 30, 1997. On a pro forma basis, assuming that the 8-1/2% Premium Equity Redemption Cumulative Security Units were converted to Common Stock, book value per share would have been $14.13 at December 31, 1997, compared with $13.40 at September 30, 1997 and, excluding net unrealized gains on debt and equity securities available for sale, would have been $12.99 at December 31, 1997 and $12.47 at September 30, 1997.

      INVESTED ASSETS at December 31, 1997 totaled $24.35 billion, compared with $24.41 billion at September 30, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constitutes 74% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $473.6 million at December 31, 1997, compared with an excess of $398.8 million at September 30, 1997. The net unrealized gains on the Bond Portfolio since September 30, 1997 principally reflect the lower prevailing interest rates at December 31, 1997 and the corresponding effect on the fair value of the Bond Portfolio.

      At December 31, 1997, the Bond Portfolio (at amortized cost, excluding $182.7 million of redeemable preferred stocks) included $16.65 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $773.7 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 1997, approximately
$15.70 billion of the Bond Portfolio was investment grade, including
$6.42 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At December 31, 1997, the Bond Portfolio included $1.73 billion (at amortized cost with a fair value of $1.79 billion) of bonds that were not investment grade. Based on their December 31, 1997 amortized cost, these non-investment-grade bonds accounted for 4.9% of the Company's total assets and 7.3% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $633.2 million at December 31, 1997 (see "Asset-Liability Matching").

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at December 31, 1997.

      The table on the following page summarizes the Company's rated bonds by rating classification as of December 31, 1997 (dollars in thousands):



                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                 Issues not rated by S&P/Moody's/
    Issues rated by S&P/Moody's/D&P/Fitch          DCR/Fitch, by NAIC category                      Total
----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [DCR]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $9,940,741  $10,150,141       1     $1,432,564   $1,513,061  $11,373,305     47.76%  $11,663,202
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        3,775,242    3,838,691       2        548,951      573,012    4,324,193     18.16     4,411,703
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            138,332      149,044       3        107,773      104,394      246,105      1.03       253,438
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}            1,196,397    1,246,958       4        188,657      188,708    1,385,054      5.82     1,435,666
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             18,378       21,344       5         75,832       78,227       94,210      0.40        99,571
CI to D
  [DD]
  {D}                          --           --       6          5,063        5,944        5,063      0.02         5,944
                      -----------  -----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES    $15,069,090  $15,406,178             $2,358,840   $2,463,346  $17,427,930             $17,869,524
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $773.7 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.




     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $2.44 billion at December 31, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1997, Secured Loans consisted of $1.45 billion of publicly traded securities and $989.0 million of privately traded securities. These Secured Loans are composed of loans to 341 borrowers spanning 46 industries, with 24% of these assets (at amortized cost) concentrated in financial institutions and 12% concentrated in utilities. No other industry concentration constituted more than 6% of these assets.

     While the trading market for the Company's privately traded Secured Loans is more limited than for publicly traded issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company's Secured Loans are rated by S&P, Moody's, DCR, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

     MORTGAGE LOANS aggregated $3.09 billion at December 31, 1997 and consisted of 1,234 commercial first mortgage loans with an average loan balance of approximately $2.5 million, collateralized by properties located in 45 states. Approximately 30% of this portfolio was multifamily residential, 27% was retail, 14% was office, 9% was manufactured housing, 7% was industrial and 13% was other types. At December 31, 1997, approximately 19%, 10% and 9% of this portfolio was secured by properties located in California, New York and Florida, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At December 31, 1997, there were 51 mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 29% of this portfolio. At December 31, 1997, approximately 35% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2001. During Fiscal 1998 and Fiscal 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

At December 31, 1997, approximately 42% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP investments totaled $1.49 billion at December 31, 1997, constituting investments in approximately 600 separate partnerships with an average size of approximately $2.5 million. This portfolio includes:
(i) $765.0 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 3,925 separate issuers; (ii) $612.9 million of partnerships that make tax-advantaged investments in affordable housing properties, currently involving approximately 538 multifamily projects in 43 states; and (iii) $109.5 million of partnerships that invest in mortgage loans and income-producing real estate. At December 31, 1997, $831.9 million of the Company's partnerships was accounted for by using the cost method and $655.5 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, a) for the affordable housing partnerships by the marketability of the tax credits they generate; and b) in the case of many of the other partnerships, by the existence of contractual termination provisions.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other restrictions in order to encourage persistency. Approximately 87% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at December 31, 1997.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At December 31, 1997, these assets had an aggregate fair value of $22.72 billion with a duration of 3.6. The Company's fixed-rate liabilities include: fixed annuities; GICs; trust deposits; long-term notes and debentures; and preferred securities of subsidiary grantor trusts. At December 31, 1997, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $21.16 billion with a duration of 3.1. The Company's potential exposure due to a relative 10% increase in interest rates prevalent at December 31, 1997 is a loss of approximately $90.7 million in fair value of its fixed-rate assets that is not offset by an increase in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At December 31, 1997, the Company had 40 outstanding Swap Agreements with an aggregate notional principal amount of $1.96 billion. These agreements mature in various years through 2009 and have an average remaining maturity of 48 months.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $42.0 million at December 31, 1997 (at amortized cost after impairment writedowns, with a fair value of $42.0 million), including $11.8 million of bonds and notes and $30.2 million of mortgage loans. At December 31, 1997, defaulted investments constituted 0.2% of total invested assets. At September 30, 1997, defaulted investments totaled $38.5 million, including $15.6 million of bonds and notes and $22.9 million of mortgage loans, and constituted 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1997, approximately $15.83 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $547.2 million, while approximately $1.78 billion of the Bond Portfolio had an aggregate unrealized loss of $73.6 million. In addition, the Company's investment portfolio currently provides approximately $186.6 million of monthly cash flow from scheduled principal and interest payments. Further, $3.23 billion remains available to the Company to issue securities under a shelf registration statement filed in July 1997. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at December 31, 1997, had invested assets with a fair value of $2.83 billion and outstanding senior indebtedness of $1.24 billion, comprising all of the Company's outstanding senior indebtedness. Additionally, as of December 31, 1997, the Parent had three GICs purchased by local government entities which aggregated $231.4 million.

     During November 1996 and October 1995, respectively, the Parent purchased the common securities of SunAmerica Capital Trust III and SunAmerica Capital Trust II (collectively, the "Grantor Trusts") and issued an aggregate of $511.9 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of the preferred securities of the Grantor Trusts (see Note 3 of Notes to Consolidated Financial Statements).

     The Parent's annual debt service (principal and interest payments) with respect to its senior indebtedness, GIC obligations and Debentures totals $155.4 million for the remainder of fiscal 1998, $292.0 million for fiscal 1999, $574.6 million for fiscal 2000, $139.0 million for fiscal 2001, $297.4 million for fiscal 2002 and $4.27 billion, in the aggregate, thereafter. On or before October 31, 1999, the Company is contractually scheduled to receive $431.3 million upon delivery of 17.3 million or fewer shares of the Company's Common Stock in accordance with the terms of the Company's 8-1/2% Premium Equity Redemption Cumulative Security Units.

     The Parent received dividends from its regulated life insurance subsidiaries totaling $118.7 million in April 1997 and $94.3 million in March 1996. The Parent also received dividends of $0.9 million during Fiscal 1998 and $17.5 million during fiscal 1997 from its other directly owned subsidiaries. The ability of the Company's life insurance subsidiaries to pay dividends is limited by statute. On January 1, 1998, there was approximately $141.1 million of dividends available to the Parent from its regulated life insurance subsidiaries.

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

     In the ordinary course of business, the Company has agreed contingently to make capital contributions, aggregating approximately $663.1 million, to 92 limited partnerships over the next 6 years in exchange for ownership interests in such partnerships.

     The Company relies significantly on computer systems and applications in its daily operations. Many of these systems and applications are not presently year 2000 compliant. The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage dates beyond the year 1999. The Company has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications and expects to significantly complete its plan by the end of calendar year 1998.
In fiscal year 1997, the Company recorded a $15.0 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems. Management believes that this provision is adequate and does not anticipate any material future expenses associated with the repair phase of this project. Management also expects to make an additional $15.0 million expenditure to replace certain other specific noncompliant systems, which expenditure will be capitalized as software costs and amortized over future periods.



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

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws and regulations relating to product design, actuarial standards and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

     SunAmerica Asset Management is registered with the SEC as a registered investment advisor under the Investment Advisors Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management and the mutual funds are subject to regulation and examination by the SEC. In addition, variable annuities and the related separate accounts of the Company's life insurance subsidiaries are subject to regulation by the SEC under the Securities Act of 1933 and the Investment Company Act of 1940.

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

     From time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products. Recent administration budget proposals include the proposed taxation of exchanges involving variable annuity contracts and reallocations within variable annuity contracts and certain other proposals relating to annuities. The Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong popular and industry opposition to them. Other proposals made in recent years to limit the tax deferral of annuities have not been enacted. The Company believes that certain of the proposals, if implemented, would have an adverse effect on the Company's ability to sell variable annuities, and, consequently, on its results of operations. However, the Company would not expect this to materially impact earnings in the near term because the Company believes that adoption of the administration proposals, however unlikely, would reduce annuity surrenders on the existing block of variable annuity contracts and the ongoing earnings potential arising from that block would offset the near-term economic impact of the potential decrease in sales.



                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBITS

27   Financial Data Schedule.


REPORTS ON FORM 8-K

     On October 7, 1997, the Company filed a Current Report on Form 8-K to file exhibits in connection with the issuance of its 6.75% Notes due October 1, 2007 pursuant to the Company's Registration Statement on Form S-3 (File No. 333-31619).

     On December 2, 1997, the Company filed a Current Report on Form 8-K to file exhibits in connection with its Medium Term Note Program.



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


Dated      February 13, 1998              /s/ JAY S. WINTROB
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

27    Financial Data Schedule.