Form 10-Q
period 1998-03-31
SUNAMERICA INC
filed 1998-05-15
CIK 54727

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 1998
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 179,117,646 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 16,272,702 shares outstanding

                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      March 31, 1998 and September 30, 1997                            3-4


      Consolidated Income Statement (Unaudited) -
      Three Months and Six Months Ended March 31, 1998 and 1997        5


      Consolidated Statement of Cash Flows (Unaudited) -
      Six Months Ended March 31, 1998 and 1997                         6-7


      Notes to Consolidated Financial Statements (Unaudited)           8-12


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            13-32


Part II - Other Information                                            33-35

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)




                                                    March 31,    September 30,
                                                        1998             1997
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $    982,521    $     993,349
  Bonds, notes and redeemable preferred stocks
    available for sale, at fair value
    (amortized cost: March 31, 1998, $18,481,489;
    September 30, 1997, $18,124,837)               18,955,142       18,523,655
  Mortgage loans                                    2,994,918        3,139,309
  Common stocks available for sale, at fair
    value (cost: March 31, 1998, $32,423;
    September 30, 1997, $32,821)                      108,532           96,541
  Partnerships                                      1,541,707        1,286,793
  Real estate                                          55,149           81,569
  Other invested assets                               340,482          286,962
                                                 ------------    -------------
  Total investments                                24,978,451       24,408,178

Variable annuity assets                            11,415,780        9,514,675
Accrued investment income                             286,682          296,637
Deferred acquisition costs                          1,126,772        1,118,582
Other assets                                          431,895          298,814
                                                 ------------    -------------
TOTAL ASSETS                                     $ 38,239,580    $  35,636,886
                                                 ============    =============



See accompanying notes

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                    March 31,    September 30,
                                                        1998             1997
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts          $  13,657,475    $  14,445,126
  Reserves for guaranteed investment contracts      6,690,547        5,553,292
  Trust deposits                                      438,416          427,433
  Payable to brokers for purchases of securities       88,153          266,477
  Income taxes currently payable                        3,647            2,025
  Other liabilities                                   862,462          828,916
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                        21,740,700       21,523,269
                                                 ------------    -------------
Variable annuity liabilities                       11,415,780        9,514,675
                                                 ------------    -------------
Long-term notes and debentures                      1,236,290        1,136,072
                                                 ------------    -------------
Deferred income taxes                                 505,079          383,764
                                                 ------------    -------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary grantor
  trusts whose sole assets are junior
  subordinated debentures of the Company              495,000          495,000
                                                 ------------    -------------
Shareholders' equity:
  Preferred Stock                                     248,000          248,000
  Nontransferable Class B Stock                        16,273           16,273
  Common Stock                                        179,093          179,076
  Additional paid-in capital                          746,072          750,401
  Retained earnings                                 1,392,638        1,180,446
  Net unrealized gains on debt and
    equity securities available for sale              264,655          209,910
                                                 ------------    -------------
  Total shareholders' equity                        2,846,731        2,584,106
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 38,239,580    $  35,636,886
                                                 ============    =============



See accompanying notes

                                        SUNAMERICA INC.
                                 CONSOLIDATED INCOME STATEMENT
               For the three months and six months ended March 31, 1998 and 1997
                     (In thousands, except per-share amounts - unaudited)

                                                 Three months              Six months
                                            ---------------------            -----------------------
                                                 1998        1997         1998        1997
                                            ---------   ---------   ----------   ---------
Investment income                           $ 524,492   $ 393,676   $1,044,802   $ 764,221
                                            ---------   ---------   ----------   ---------
Interest expense on:
  Fixed annuity contracts                    (181,758)   (128,104)    (371,286)   (256,999)
  Guaranteed investment contracts             (96,129)    (76,316)    (186,814)   (143,495)
  Trust deposits                               (2,295)     (2,538)      (4,631)     (4,960)
  Senior indebtedness                         (28,826)    (23,109)     (58,139)    (42,900)
                                            ---------   ---------   ----------   ---------
  Total interest expense                     (309,008)   (230,067)    (620,870)   (448,354)
                                            ---------   ---------   ----------   ---------
Dividends paid on preferred
  securities of grantor trusts                (10,294)    (11,605)     (20,589)    (20,194)
                                            ---------   ---------   ----------   ---------
NET INVESTMENT INCOME                         205,190     152,004      403,343     295,673
                                            ---------   ---------   ----------   ---------
NET REALIZED INVESTMENT GAINS (LOSSES)          2,258      (9,442)       5,452     (18,746)
                                            ---------   ---------   ----------   ---------
Fee income:
  Variable annuity fees                        48,119      32,702       93,182      63,600
  Net retained commissions                     26,684      15,792       51,280      29,114
  Surrender charges                            13,245       6,928       25,793      14,525
  Asset management fees                         7,143       6,305       14,046      12,723
  Loan servicing fees                           5,996       6,238       11,659      12,007
  Trust fees                                    4,457       4,432        9,031       8,887
  Other fees                                    3,327       1,113        4,802       2,721
                                            ---------   ---------   ----------   ---------
TOTAL FEE INCOME                              108,971      73,510      209,793     143,577
                                            ---------   ---------   ----------   ---------
GENERAL AND ADMINISTRATIVE EXPENSES           (77,398)    (62,035)    (154,760)   (121,289)
                                            ---------   ---------   ----------   ---------
AMORTIZATION OF DEFERRED ACQUISITION COSTS    (55,628)    (30,003)    (111,096)    (60,413)
                                            ---------   ---------   ----------   ---------
PRETAX INCOME                                 183,393     124,034      352,732     238,802

Income tax expense                            (49,500)    (37,200)     (95,200)    (71,600)
                                            ---------   ---------   ----------   ---------
NET INCOME                                  $ 133,893   $  86,834   $  257,532   $ 167,202
                                            =========   =========   ==========   =========
NET INCOME PER SHARE:

  Basic                                     $    0.68   $    0.46   $     1.30   $    0.89
                                            =========   =========   ==========   =========
  Diluted                                   $    0.60   $    0.42   $     1.16   $    0.81
                                            =========   =========   ==========   =========

See accompanying notes

                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the six months ended March 31, 1998 and 1997
                          (In thousands - unaudited)

                                                         1998             1997
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    257,532     $    167,202
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       371,286          256,999
        Guaranteed investment contracts               186,814          143,495
        Trust deposits                                  4,631            4,960
      Net realized investment losses (gains)           (5,452)          18,746
      Accretion of net discounts on investments       (27,223)         (15,272)
      Provision for deferred income taxes              95,864            2,900
  Change in:
    Accrued investment income                           9,833          (16,350)
    Deferred acquisition costs                        (11,190)         (51,555)
    Other assets                                       (3,097)         (17,736)
    Income taxes currently payable                    (70,653)         (30,076)
    Other liabilities                                   6,044           66,456
  Other, net                                            2,588           (5,257)
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             816,977          524,512
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                                      (10,296,518)      (8,434,061)
    Mortgage loans                                   (237,527)        (324,774)
    Partnerships                                     (788,973)        (450,310)
    Other investments, excluding short-term
      investments                                    (232,106)        (124,631)
    Net assets of Financial Service Corporation       (41,295)              --
    The annuity business of John Alden Financial
      Corporation                                          --          178,803
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                        7,726,195        5,653,174
    Partnerships                                      391,106          273,109
    Other investments, excluding short-term
      investments                                      42,096          102,019
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                        2,109,127        1,529,071
    Mortgage loans                                    381,988          137,718
    Partnerships                                      126,049          312,063
    Other investments, excluding short-term
      investments                                     205,781            3,738
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                (614,077)      (1,144,081)
                                                 ------------     ------------

                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the six months ended March 31, 1998 and 1997
                          (In thousands - unaudited)

                                                         1998             1997
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (45,340)    $    (34,521)
  Premium receipts on:
    Fixed annuity contracts                           786,352          824,103
    Guaranteed investment contracts                 1,605,217        1,232,586
  Net exchanges from the fixed accounts
    of variable annuity contracts                    (597,371)        (247,286)
  Receipts of trust deposits                          382,524          392,526
  Withdrawal payments on:
    Fixed annuity contracts                        (1,121,273)        (510,413)
    Guaranteed investment contracts                  (656,230)        (393,218)
    Trust deposits                                   (376,174)        (376,198)
  Claims and annuity payments on fixed
    annuity contracts                                (231,872)        (150,081)
  Net proceeds from issuances of long-term
    notes                                              99,078          429,383
  Net repayments of other short-term financings       (58,639)         (14,197)
  Net proceeds from issuance of preferred
    securities of a subsidiary grantor trust               --          299,541
  Payment for redemption of Series C
    Preferred Stock                                        --          (48,680)
  Payment of issuance costs of 8-1/2% Premium
    Equity Redemption Cumulative Security Units            --          (45,362)
                                                 ------------     ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (213,728)       1,358,183
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                              (10,828)         738,614

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  993,349          529,363
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $    982,521     $  1,267,977
                                                 ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $     75,117     $     52,168
                                                 ============     ============
  Income taxes paid, net of refunds received     $     69,989     $     98,776
                                                 ============     ============
See accompanying notes

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




1.    Basis of Presentation
      ---------------------
      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1998 and September 30, 1997, the results of its consolidated operations for the three months and six months ended March 31, 1998 and 1997 and its consolidated cash flows for the six months ended March 31, 1998 and 1997. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1997, contained in the Company's 1997 Annual Report to Shareholders.

2.    Acquisitions
      ------------
      On March 31, 1997, the Company completed the acquisition of 1) a block of annuity contracts from John Alden Life Insurance Company, a subsidiary of John Alden Financial Corporation, and 2) all of the outstanding common stock of John Alden Life Insurance Company of New York. This acquisition has been accounted for by using the purchase method of accounting. Accordingly, the income statements for the three months and six months ended March 31, 1997 do not include the operating results of this acquisition. On a pro forma basis, assuming the acquisition occurred on October 1, 1996, the beginning of the earliest period presented herein, revenues (investment income, net realized investment losses and fee income) would have been $549,947,000 and net income would have been $94,906,000 ($0.51 per basic share and $0.46 per diluted share) for the three months ended March 31, 1997. For the six months ended March 31, 1997, revenues would have been $1,073,861,000 and net income would have been $185,554,000 ($1.00 per basic share and $0.90 per diluted share).

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

                                   SUNAMERICA INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                     (Continued)

4.    Earnings per Share
      ------------------

      The calculations of basic and diluted earnings per share for the three months and six months ended March 31, 1998 and 1997 are as follows (in thousands, except per-share amounts):

      BASIC EARNINGS PER SHARE:
                                            Three months             Six months
                                        --------------------    --------------------
                                            1998        1997        1998        1997
                                        --------    --------    --------    --------
      Net income                        $133,893    $ 86,834    $257,532    $167,202
                                        --------    --------    --------    --------
      Less preferred stock dividends:
        9-1/4% Preferred Stock,
          Series B                            --      (2,031)         --      (4,062)
        Adjustable Rate Cumulative
          Preferred Stock, Series C           --          --          --         (28)
        Series E Mandatory Conversion
          Premium Dividend Preferred
          Stock                           (3,100)     (3,100)     (6,200)     (6,200)
                                        --------    --------    --------    --------
      Total preferred stock dividends     (3,100)     (5,131)     (6,200)    (10,290)
                                        --------    --------    --------    --------
      Income available to common
        shareholders                    $130,793    $ 81,703    $251,332    $156,912
                                        ========    ========    ========    ========

      Average common shares issued and
        outstanding                      195,221     179,514     195,224     179,453
      Less common shares issued and
        outstanding, but not vested
        to participants under various
        employee stock plans              (2,271)     (3,311)     (2,516)     (3,310)
                                        --------    --------    --------    --------
      Average shares outstanding         192,950     176,203     192,708     176,143
                                        ========    ========    ========    ========
      Basic earnings per share          $   0.68    $   0.46    $   1.30    $   0.89
                                        ========    ========    ========    ========

                                   SUNAMERICA INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                     (Continued)



4.    Earnings per Share  (continued)
      ------------------

      DILUTED EARNINGS PER SHARE:
                                            Three months             Six months
                                        --------------------    --------------------
                                            1998        1997        1998        1997
                                        --------    --------    --------    --------
      Net income                        $133,893    $ 86,834    $257,532    $167,202
                                        --------    --------    --------    --------
      Less preferred stock dividends:
        9-1/4% Preferred Stock,
          Series B                            --      (2,031)         --      (4,062)
        Adjustable Rate Cumulative
          Preferred Stock, Series C           --          --          --         (28)
                                        --------    --------    --------    --------
      Total preferred stock dividends         --      (2,031)         --      (4,090)
                                        --------    --------    --------    --------
      Income available to common
        shareholders                    $133,893    $ 84,803    $257,532    $163,112
                                        ========    ========    ========    ========

      Average common shares issued
        and outstanding                  195,221     179,514     195,224     179,453
      Plus incremental shares from
        potential common stock:
          Average number of shares
            arising from outstanding
            employee stock plans           9,855       5,480       9,226       5,147
          Average number of shares
            issuable upon conversion
            of Series E Mandatory
            Conversion Premium Dividend
            Preferred Stock               12,601      14,359      12,770      14,777
          Average number of shares
            issuable upon conversion of
            Premium Equity Redemption
            Cumulative Security Units      4,811       3,102       5,104       2,081
                                        --------    --------    --------    --------
      Average shares outstanding         222,488     202,455     222,324     201,458
                                        ========    ========    ========    ========
      Diluted earnings per share        $   0.60    $   0.42    $   1.16    $   0.81
                                        ========    ========    ========    ========


                                   SUNAMERICA INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                     (Continued)


5.    Ratios of Earnings to Fixed Charges
      -----------------------------------

      The ratios of earnings to fixed charges for the three months and six months ended
      March 31, 1998 and 1997 are as follows:

                                                  Three months          Six months
                                                 ---------------     ---------------
                                                  1998      1997      1998      1997
                                                 -----     -----     -----     -----
      Ratio of earnings to fixed charges
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      but exclude interest incurred on fixed
      annuities, guaranteed investment
      contracts and trust deposits)                5.7x      4.6x      5.5x      4.8x
                                                 =====     =====     =====     =====
      Ratio of earnings to fixed charges
      (which include dividends paid on
      preferred securities of grantor
      trusts and interest incurred on
      senior debt, fixed annuities,
      guaranteed investment contracts
      and trust deposits)                          1.6x      1.5x      1.5x      1.5x
                                                 =====     =====     =====     =====
      Ratio of earnings to combined fixed
      charges and preferred stock dividends
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      but exclude interest incurred on fixed
      annuities, guaranteed investment
      contracts and trust deposits)                5.1x      3.8x      4.9x      3.9x
                                                  ====      ====      ====      ====
      Ratio of earnings to combined fixed
      charges and preferred stock dividends
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      fixed annuities, guaranteed investment
      contracts and trust deposits)                1.6x      1.5x      1.5x      1.5x
                                                  ====      ====      ====      ====

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



      Management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months and six months ended March 31, 1998 and March 31, 1997 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $133.9 million ($0.68 per basic share and $0.60 per diluted share) in the second quarter of 1998, compared with $86.8 million ($0.46 per basic share and $0.42 per diluted share) in the second quarter of 1997. For the six months, net income amounted to $257.5 million ($1.30 per basic share and $1.16 per diluted share) in 1998, compared with $167.2 million ($0.89 per basic share and $0.81 per diluted share) in 1997. On March 31, 1997, the Company acquired certain annuity contracts from John Alden Life Insurance Company and all of the outstanding common stock of John Alden Life Insurance Company of New York (collectively, the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and, therefore, results of operations include those of the Acquisition only from the date of acquisition. Consequently, operating results for 1998 and 1997 are not comparable. On a pro forma basis, using the historical operating results of the acquired businesses and assuming the Acquisition had been consummated on October 1, 1996, the beginning of the prior-year periods discussed herein, net income would have been $94.9 million ($0.51 per basic share and $0.46 per diluted share) for the second quarter of 1997 and $185.6 million ($1.00 per basic share and $0.90 per diluted share) for the six months of 1997.

      PRETAX INCOME totaled $183.4 million in the second quarter of 1998 and $124.0 million in the second quarter of 1997. For the six months, pretax income totaled $352.7 million in 1998, compared with $238.8 million in 1997. The significant improvements in the current periods over the prior periods primarily resulted from increased net investment income, fee income and net realized investment gains. These favorable factors were partially offset by increased amortization of deferred acquisition costs and higher general and administrative expenses in the 1998 periods.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $205.2 million in the second quarter of 1998 from $152.0 million in the second quarter of 1997. These amounts equal 3.37% on average invested assets (computed on a daily basis) of $24.38 billion in the second quarter of 1998 and 3.33% on average invested assets of $18.26 billion in the second quarter of 1997. For the six months, net investment income increased to $403.3 million in 1998 from $295.7 million in 1997, equalling 3.32% on average invested assets of $24.28 billion in 1998 and 3.35% on average invested assets of $17.66 billion in 1997. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, net investment income on related average invested assets would have been 3.08% and 3.09% for the second quarter and the six months of 1997, respectively.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $1.81 billion in the second quarter of 1998, $1.22 billion in the second quarter of 1997, $1.74 billion in the six months of 1998 and $1.19 billion in the six months of 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.94% in the second quarter of 1998, 2.95% in the second quarter of 1997, 2.91% in the six months of 1998 and 2.96% in the six months of 1997. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the Spread Difference would have been 2.88% and 2.90% in the second quarter and the six months of 1997, respectively.


      Investment income (and the related yields on average invested assets) totaled $524.5 million (8.60%) in the second quarter of 1998, compared with $393.7 million (8.62%) in the second quarter of 1997. For the six months, investment income (and the related yields on average invested assets) totaled $1.04 billion (8.60%) in 1998, compared with $764.2 million (8.65%) in 1997.
Investment income and the related yields in the 1998 periods reflect the effects of the Acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. As a result of the Acquisition, investment income as a percent of average invested assets in the 1998 periods has declined. However, on a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the yield on related average invested assets would have been 8.46% and 8.48% for the second quarter and six months of 1997, respectively. Thus, yields in the 1998 periods have increased when compared to these pro forma yields and reflect a partial reallocation of lower-yielding invested assets acquired as part of the Acquisition into generally higher-yielding asset classes in which the Company has historically invested a portion of its portfolio. The greater investment income in the 1998 periods also reflects increased income from the Company's investment in partnerships, as well as the effects of increases in average invested assets (in excess of those acquired through the Acquisition).

      Partnership income increased to $74.3 million (a yield of 19.20% on related average assets of $1.55 billion) in the second quarter of 1998, compared with $68.8 million (a yield of 25.41% on related average assets of $1.08 billion) in the second quarter of 1997. For the six months, partnership income amounted to $140.8 million (a yield of 19.03% on related average assets of $1.48 billion) in 1998, compared with $126.6 million (a yield of 22.60% on related average assets of $1.12 billion) in 1997. Partnership income includes income recognized by using the cost method of accounting, which amounted to $18.8 million in the second quarter of 1998, $33.1 million in the second quarter of 1997, $44.4 million in the six months of 1998 and $50.1 million in the six months of 1997. Such income is based upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      The Company has enhanced investment yield from time to time through total return bond swap agreements (the "Total Return Agreements"). The Company recorded losses of $2.7 million on Total Return Agreements in the second quarter of 1998, compared with $0.5 million of losses recorded in the second quarter of 1997. For the six months, the Company recorded income of $14.1 million on Total Return Agreements in 1998, compared with $7.7 million in 1997. These results reflect the relative performances of the non-investment grade bonds underlying the Total Return Agreements. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.)

      Total interest and dividend expense equalled $319.3 million in the second quarter of 1998 and $241.7 million in the second quarter of 1997. For the six months, interest and dividend expense aggregated $641.5 million in 1998, compared with $468.5 million in 1997. The average rate paid on all interest-bearing liabilities was 5.66% in the second quarter of 1998, compared with 5.67% in the second quarter of 1997. For the six months, the average rate paid on all interest-bearing liabilities was 5.69% for both 1998 and 1997. Interest-bearing liabilities averaged $22.58 billion during the second quarter of 1998, $17.04 billion during the second quarter of 1997, $22.55 billion during the six months of 1998 and $16.48 billion during the six months of 1997.

On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the average rate paid on all interest-bearing liabilities would have been 5.58% for both the second quarter and six months of 1997. The increases in overall rates paid in the 1998 periods as compared with the pro forma overall rates paid in the 1997 periods primarily reflect period-over-period increases in the percentage of average interest-bearing liabilities composed of guaranteed investment contracts ("GICs") and senior debt, which, on average, bear higher interest rates, while generally bearing lower acquisition costs, than the Company's other interest-bearing liabilities.

      GROWTH IN AVERAGE INVESTED ASSETS since the 1997 periods primarily reflects the impact of the Acquisition. The Company acquired $5.00 billion of invested assets associated with the Acquisition on March 31, 1997. The Company intends to continue to pursue a strategy of enhancing its internal growth with complementary acquisitions.

      Average invested assets also increased as a result of sales of the Company's fixed-rate products, consisting of both fixed annuity premiums (including those for the fixed accounts of variable annuity products) and GIC premiums, and $806.3 million of aggregate net proceeds from the issuances of Common Stock and long-term notes and debentures. Since March 31, 1997, fixed annuity premiums have totaled $1.45 billion and GIC premiums have aggregated $2.45 billion. Fixed annuity premiums totaled $447.6 million in the second quarter of 1998, $396.7 million in the second quarter of 1997, $786.4 million in the six months of 1998 and $824.1 million in the six months of 1997. These premiums include premiums for the fixed accounts of variable annuities totaling $386.7 million, $346.1 million, $655.5 million and $734.5 million, respectively. The changes in premiums for the fixed accounts of variable annuities in the 1998 periods principally reflect differing promotional activities in each of those periods.

      GIC premiums increased to $1.02 billion in the second quarter of 1998 from $692.0 million in the second quarter of 1997 and to $1.61 billion in the six months of 1998 from $1.23 billion in the six months of 1997. The increases in GIC premiums in the 1998 periods reflect an expansion of the GIC client base due, in part, to a broadening of the Company's products and distribution channels, including its AAA-rated company, SunAmerica National Life Insurance Company and its AAA/Aaa-rated credit-enhanced GIC products, and an expansion of its international client base.

      The GICs issued by the Company generally guarantee the payment of principal and interest at a fixed rate for a fixed term of three to five years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. The Company generally imposes surrender penalties in the event of other withdrawals prior to maturity. GICs purchased for their long-term portfolios by banks, asset management firms, certain trusts and state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT GAINS totaled $2.3 million in the second quarter of 1998, compared with net realized investment losses of $9.4 million in the second quarter of 1997 and include impairment writedowns of $8.3 million and $12.5 million, respectively. Therefore, net gains from sales and redemptions of investments totaled $10.6 million in the second quarter of 1998 and $3.1 million in the second quarter of 1997. For the six months, net realized investment gains totaled $5.5 million in 1998, compared with $18.7 million of net losses realized in 1997 and include impairment writedowns of $18.0 million and $20.1 million, respectively. Therefore, for the six months, net gains from sales and redemptions of investments totaled $23.5 million in 1998 and $1.4 million in 1997.

      The Company sold or redeemed invested assets, principally bonds and notes, aggregating $5.72 billion in the second quarter of 1998, $4.27 billion in the second quarter of 1997, $10.98 billion in the six months of 1998 and $7.76 billion in the six months of 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.17%, 0.07%, 0.19% and 0.02% of average invested assets on an annualized basis for the second quarter of 1998, the second quarter of 1997, the six months of 1998 and the six months of 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit and interest-rate risk.

      Impairment writedowns primarily have been applied to defaulted bonds and mortgage loans. Impairment writedowns, on an annualized basis, represent 0.14%, 0.28%, 0.15% and 0.23% of average invested assets for the second quarter of 1998, the second quarter of 1997, the six months of 1998 and the six months of 1997, respectively. For the 18 fiscal quarters beginning October 1, 1993, impairment writedowns as a percentage of average invested assets have ranged from 0.14% to 1.54% and have averaged 0.33%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $48.1 million in the second quarter of 1998 and $32.7 million in the second quarter of 1997. For the six months, variable annuity fees totaled $93.2 million in 1998, compared with $63.6 million in 1997. These increased fees reflect growth in average variable annuity assets, principally due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $10.46 billion during the second quarter of 1998 and $7.20 billion during the second quarter of 1997. For the six months, variable annuity assets averaged $10.02 billion in 1998, compared with $6.94 billion in 1997. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.62 billion since March 31, 1997. Variable annuity premiums increased to $428.0 million in the second quarter of 1998 from $314.0 million in the second quarter of 1997. For the six months, variable annuity premiums increased to $862.2 million in 1998, compared with $545.7 million in 1997. Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $814.7 million, $660.1 million, $1.52 billion and $1.28 billion in the second quarters of 1998 and 1997 and the six months of 1998 and 1997, respectively. Increases in Variable Annuity Product Sales in the 1998 periods are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, recent administration budget proposals include the proposed taxation of exchanges involving variable annuity contracts and reallocation within variable annuity contracts and certain other proposals relating to annuities (see "Regulation").

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $26.7 million in the second quarter of 1998 and $15.8 million in the second quarter of 1997. For the six months, net retained commissions totaled $51.3 million in 1998 and $29.1 million in 1997. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $7.15 billion in the second quarter of 1998 and $4.32 billion in the second quarter of 1997. For the six months, such sales totaled $14.15 billion in 1998 and $7.60 billion in 1997. The increases in sales and net retained commissions in the 1998 periods reflect a greater number of registered representatives, higher average production per representative and generally favorable market conditions. The greater number of registered representatives was primarily due to acquisitions, including the October 1, 1997 acquisition of Financial Service Corporation and the January 22, 1997 acquisition of The Financial Group, Inc. At their respective dates of acquisition, these acquired companies licensed through their subsidiaries approximately 1,500 and 400 independent registered representatives, respectively. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $13.2 million (including $4.9 million attributable to the Acquisition) in the second quarter of 1998 and $6.9 million in the second quarter of 1997. For the six months, surrender charges on fixed and variable annuities totaled $25.8 million

(including $9.4 million attributable to the Acquisition) in 1998, compared with $14.5 million in 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $818.2 million (including $173.5 million attributable to the Acquisition) in the second quarter of 1998, compared with $492.5 million in the second quarter of 1997. These payments, annualized, represent 14.0% (15.1% of average fixed annuity reserves associated with the Acquisition) and 12.1%, respectively, of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $1.59 billion (including $408.9 million attributable to the Acquisition) in 1998 and $902.9 million in 1997 and, annualized, represent 13.8% (17.5% of average fixed annuity reserves associated with the Acquisition) and 11.3%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $253.0 million (9.7% of average variable annuity reserves), $216.5 million (12.0% of average variable annuity reserves), $474.2 million (9.5% of average variable annuity reserves) and $393.8 million (11.4% of average variable annuity reserves) in the second quarters of 1998 and 1997 and the six months of 1998 and 1997, respectively. Consistent with the assumptions used in connection with the Acquisition and other acquisitions of annuity businesses in fiscal 1996, management anticipates that the level of withdrawal payments will continue to reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired annuity businesses.

      Excluding the effects of all recent acquisitions, withdrawal payments represented 11.2% in the second quarter of 1998, 12.4% in the second quarter of 1997, 10.1% in the six months of 1998 and 12.1% in the six months of 1997
of related average fixed and variable annuity reserves.   These lower surrender
rates in the current periods reflect the continued decreases in the percentage of non-acquisition-related annuity contracts that are free of surrender charges.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $7.1 million on average assets managed of $2.79 billion in the second quarter of 1998 and
$6.3 million on average assets managed of $2.31 billion in the second quarter of 1997. For the six months, asset management fees totaled $14.0 million on average assets managed of $2.74 billion in 1998, compared with $12.7 million on average assets managed of $2.26 billion in 1997. Asset management fees are not proportionate to average assets managed, principally due to changes in
product mix.   Sales of mutual funds, excluding sales of money market accounts, have aggregated $632.2 million since March 31, 1997. Mutual fund sales totaled $193.9 million in the second quarter of 1998, up 62% from $119.9 million in the second quarter of 1997. For the six months, such sales totaled $359.7 million in 1998, up from $182.3 million in 1997. The significant increases in sales during the 1998 periods principally resulted from the introduction in November 1996 of the Company's "Style Select Series" product. Sales of this product totaled $134.5 million, $70.6 million, $244.7 million and $85.0 million for the second quarters of 1998 and 1997 and the six months of 1998 and 1997, respectively, reflecting the addition of four new Style Select funds, which doubled the number of Style Select funds to eight, and generally favorable market conditions. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $108.9 million in the second quarter of 1998 and $110.4 million in the second quarter of 1997. For the six months, such redemptions amounted to $200.9 million in 1998 and $214.1 million in 1997.

      LOAN SERVICING FEES are earned by Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the loans it originates and earns fee income by servicing the sold loans. Such fee income totaled $6.0 million on average loans serviced of $466.7 million in the second quarter of 1998, compared with $6.2 million on average loans serviced of $488.6 million in the second quarter of 1997. For the six months, loan servicing fees totaled $11.7 million on average loans serviced of $480.4 million in 1998, compared with $12.0 million on average loans serviced of $483.3 million in 1997.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified retirement plans. Trust fees increased to $4.5 million in the second quarter of 1998 (on an average of 207,000 trust accounts) from $4.4 million in the second quarter of 1997 (on an average of 203,000 trust accounts). For the six months, trust fees increased to $9.0 million (on an average of 209,000 trust accounts) from $8.9 million (on an average of 203,000 trust accounts).

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $77.4 million in the second quarter of 1998, up 25% from $62.0 million in the second quarter of 1997. For the six months, general and administrative expenses totaled $154.8 million in 1998, up 28% from $121.3 million in 1997. General and administrative expenses in the 1998 periods reflect the impact of the Acquisition, as well as the acquisitions of Financial Service Corporation and The Financial Group, Inc., which were consummated on October 1, 1997 and January 22, 1997, respectively. The number of employees has increased 33% to 2,350 since March 31, 1997. As a result, compensation (net of deferrals) has increased to $44.0 million in the second quarter of 1998 from $34.8 million in the second quarter of 1997 and to $89.0 million in the six months of 1998 from $69.2 million in the six months of 1997. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $55.6 million in the second quarter of 1998, compared with $30.0 million in the second quarter of 1997. For the six months, such amortization totaled $111.1 million in 1998, compared with $60.4 million in 1997. The increases in amortization in the 1998 periods primarily reflect the amortization of the deferred acquisition costs attributable to the Acquisition, which aggregated $16.7 million and $32.7 million for the second quarter and six months of 1998, respectively. Amortization has also increased due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      INCOME TAX EXPENSE totaled $49.5 million in the second quarter of 1998, compared with $37.2 million in the second quarter of 1997 and $95.2 million in the six months of 1998, compared with $71.6 million in the six months of 1997, representing effective tax rates of 27% in the 1998 periods and 30% in the 1997 periods. These tax rates reflect the favorable impact of tax credits associated with tax-advantaged investments in affordable housing partnerships owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY increased 10.2% to $2.85 billion at March 31, 1998 from $2.58 billion at September 30, 1997, primarily due to $257.5 million of net income recorded in the six months of 1998 and a $54.7 million improvement in net unrealized gains on debt and equity securities available for sale (credited directly to shareholders' equity). These favorable factors were partially offset by $45.3 million of dividends paid to shareholders.

      BOOK VALUE PER SHARE amounted to $13.71 at March 31, 1998, up from $12.40 at September 30, 1997. Excluding net unrealized gains on debt and equity securities available for sale, book value per share amounted to $12.44 at March 31, 1998 and $11.39 at September 30, 1997. On a pro forma basis, assuming that the 8-1/2% Premium Equity Redemption Cumulative Security Units were converted to Common Stock, book value per share would have been $14.84 at March 31, 1998, compared with $13.40 at September 30, 1997 and, excluding net unrealized gains on debt and equity securities available for sale, would have been $13.64 at March 31, 1998 and $12.47 at September 30, 1997.

      INVESTED ASSETS at March 31, 1998 totaled $24.98 billion, compared with $24.41 billion at September 30, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constitutes 76% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $473.7 million at March 31, 1998, compared with an excess of $398.8 million at September 30, 1997. The net unrealized gains on the Bond Portfolio since September 30, 1997 principally reflect the lower prevailing interest rates at March 31, 1998 and the corresponding effect on the fair value of the Bond Portfolio.

      At March 31, 1998, the Bond Portfolio (at amortized cost, excluding $177.2 million of redeemable preferred stocks) included $17.48 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $820.2 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 1998, approximately
$16.33 billion of the Bond Portfolio was investment grade, including
$6.97 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At March 31, 1998, the Bond Portfolio included $1.97 billion (at amortized cost with a fair value of $2.04 billion) of bonds that were not investment grade. Based on their March 31, 1998 amortized cost, these non-investment-grade bonds accounted for 5.2% of the Company's total assets and 8.1% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $682.5 million at March 31, 1998 (see "Asset-Liability Matching").

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at March 31, 1998.

      The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 1998 (dollars in thousands):

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                 Issues not rated by S&P/Moody's/
    Issues rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC category                      Total
----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [DCR]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------

AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $10,641,013  $10,825,983       1     $1,545,781   $1,665,108  $12,186,794     49.89%  $12,491,091
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        3,599,512    3,640,323       2        548,102      573,882    4,147,614     16.98     4,214,205
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            124,921      139,378       3         75,666       79,409      200,587      0.82       218,787
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}            1,366,680    1,431,146       4        276,040      279,005    1,642,720      6.72     1,710,151
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             35,350       33,779       5         78,305       68,291      113,655      0.47       102,070
CI to D
  [DD]
  {D}                          --           --       6         12,938       10,423       12,938      0.05        10,423
                      -----------  -----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES    $15,767,476  $16,070,609             $2,536,832   $2,676,118  $18,304,308             $18,746,727
                      ===========  ===========             ==========   ==========  ===========             ===========

Footnotes appear on the following page.

      Footnotes to the table of rated bonds by rating classification
      ---------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. DCR rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, DCR or Fitch ratings if rated by multiple agencies.

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $820.2 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $2.39 billion at March 31, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 1998, Secured Loans consisted of $1.40 billion of publicly traded securities and $987.1 million of privately traded securities. These Secured Loans are composed of loans to 352 borrowers spanning 47 industries, with 23% of these assets (at amortized cost) concentrated in financial institutions and 12% concentrated in utilities. No other industry concentration constituted more than 6% of these assets.

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

     MORTGAGE LOANS aggregated $2.99 billion at March 31, 1998 and consisted of 1,180 commercial first mortgage loans with an average loan balance of approximately $2.5 million, collateralized by properties located in 46 states. Approximately 30% of this portfolio was multifamily residential, 27% was retail, 12% was office, 10% was manufactured housing, 8% was industrial and 13% was other types. At March 31, 1998, approximately 19% of this portfolio was secured by properties located in California and no more than 9% of this portfolio was secured by properties located in any other single state. At March 31, 1998, there were 46 mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 27% of this portfolio. At March 31, 1998, approximately 23% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2001. During the second quarter and six months of 1998 and 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At March 31, 1998, approximately 38% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP investments totaled $1.54 billion at March 31, 1998, constituting investments in approximately 620 separate partnerships with an average size of approximately $2.5 million. This portfolio includes:
(i) $822.1 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 3,800 separate issuers; (ii) $607.6 million of partnerships that make tax-advantaged investments in affordable housing properties, currently involving approximately 540 multifamily projects in 41 states; and (iii) $112.0 million of partnerships that invest in mortgage loans and income-producing real estate. At March 31, 1998, $875.6 million of the Company's partnerships was accounted for by using the cost method and $666.1 million by using the equity method. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, a) for the affordable housing partnerships by the marketability of the tax credits they generate; and b) in the case of many of the other partnerships, by the existence of contractual termination provisions.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other restrictions in order to encourage persistency. Approximately 85% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at March 31, 1998.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At March 31, 1998, these assets had an aggregate fair value of $23.29 billion with a duration of 3.6. The Company's fixed-rate liabilities include: fixed annuities; GICs; trust deposits; long-term notes and debentures; and preferred securities of subsidiary grantor trusts. At March 31, 1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $21.68 billion with a duration of 3.0. The Company's potential exposure due to a 10% increase in prevailing interest rates from their March 31, 1998 levels is a loss of $115.7 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At March 31, 1998, the Company had 38 outstanding Swap Agreements with an aggregate notional principal amount of $2.13 billion. These agreements mature in various years through 2010 and have an average remaining maturity of 50 months.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $51.2 million at March 31, 1998 (at amortized cost after impairment writedowns, with a fair value of $47.5 million), including $22.6 million of bonds and notes and $28.6 million of mortgage loans. At March 31, 1998, defaulted investments constituted 0.2% of total invested assets. At September 30, 1997, defaulted investments totaled $38.5 million, including $15.6 million of bonds and notes and $22.9 million of mortgage loans, and constituted 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1998, approximately $15.33 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $585.4 million, while approximately $3.15 billion of the Bond Portfolio had an aggregate unrealized loss of $111.7 million. In addition, the Company's investment portfolio currently provides approximately $215.5 million of monthly cash flow from scheduled principal and interest payments. Further, $3.23 billion remains available to the Company to issue securities under a shelf registration statement filed in July 1997. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at March 31, 1998, had invested assets with a fair value of $2.83 billion and outstanding senior indebtedness of $1.24 billion, comprising all of the Company's outstanding senior indebtedness. Additionally, as of March 31, 1998, the Parent had three GICs purchased by local government entities, which aggregated $213.7 million.

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

     The Parent's annual debt service (principal and interest payments) with respect to its senior indebtedness, GIC obligations and Debentures totals $98.7 million for the remainder of fiscal 1998, $292.0 million for fiscal 1999, $574.6 million for fiscal 2000, $139.0 million for fiscal 2001, $297.4 million for fiscal 2002 and $4.27 billion, in the aggregate, thereafter. On or before October 31, 1999, the Company is contractually scheduled to receive $431.3 million upon delivery of 17.3 million or fewer shares of the Company's Common Stock in accordance with the terms of the Company's 8-1/2% Premium Equity Redemption Cumulative Security Units.

     The Parent received dividends from its regulated life insurance subsidiaries totaling $118.7 million in April 1997 and $94.3 million in March 1996. The Parent also received dividends of $1.2 million during fiscal 1998 and $17.5 million during fiscal 1997 from its other directly owned subsidiaries. The ability of the Company's life insurance subsidiaries to pay dividends is limited by statute. On March 31, 1998, there was approximately $142.5 million of dividends available to the Parent from its regulated life insurance subsidiaries.

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

     In the ordinary course of business, the Company has agreed contingently to make capital contributions, aggregating approximately $654.2 million, to approximately 120 limited partnerships over the next 5 years in exchange for ownership interests in such partnerships.

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

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws and regulations relating to product design, actuarial standards, certain separate account products and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

     SunAmerica Asset Management is registered with the SEC as a registered investment adviser under the Investment Advisers Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management and the mutual funds are subject to regulation and examination by the SEC. In addition, variable annuities and the related separate accounts of the Company's life insurance subsidiaries are subject to regulation by the SEC under the Securities Act of 1933 and the Investment Company Act of 1940.

     Resources Trust Company is subject to regulation by the Colorado State Banking Board and the Federal Deposit Insurance Corporation. It has applied to the Office of Thrift Supervision to convert its charter to a federal savings association.

     The Company's broker-dealer subsidiaries are subject to regulation and supervision by the states in which they transact business, as well as by the SEC and the National Association of Securities Dealers ("NASD"). The SEC and the NASD have broad administrative and supervisory powers relative to all aspects of business and may examine the broker-dealer subsidiaries' business and accounts at any time. The SEC also has broad jurisdiction to oversee various activities of the Company and its other subsidiaries.

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

                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------------------------------------------------------------

On February 13, 1998, the Company held its annual meeting of shareholders. The shareholders voted upon the following matters: (1) the election of eleven directors, which comprise the entire Board of Directors; (2) approval of the SunAmerica 1997 Employee Stock Purchase Plan (the "ESPP"); and (3) approval of the 1998 Long-Term Performance-Based Incentive Plan for the Chief Executive Officer (the "1998 Incentive Plan").

Each matter was approved. The votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter were as follows:

                                             Votes
                                Votes   Against or                    Broker
                                  For     Withheld   Abstentions   Non-Votes
                           ----------   ----------   -----------   ---------
ELECTION OF DIRECTORS:

Eli Broad                 322,704,897      547,688
William F. Aldinger, III  322,729,221      523,364
Philip G.  Heasley        322,403,000      849,585
David O. Maxwell          322,712,777      539,808
Barry Munitz              322,724,751      527,834
Lester Pollack            322,723,210      529,375
Carl E. Reichardt         321,158,690    2,093,895
Sanford C. Sigoloff       322,703,629      548,956
Harold M. Williams        322,675,181      577,404
Karen Hastie Williams     322,570,901      681,684
Jay S. Wintrob            322,733,662      518,923

ESPP                      275,353,448   28,359,434       702,042

1988 INCENTIVE PLAN       257,740,855   45,769,053       905,016  15,499,018

                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
EXHIBITS

10.1 SunAmerica 1997 Employee Stock Plan is incorporated herein by reference to Appendix A to the Company's Notice of 1998 Annual Meeting and Proxy Statement, filed January 2, 1998.

10.2 1998 Long-Term Performance-Based Incentive Plan for the Chief Executive Officer is incorporated herein by reference to Appendix B to the Company's Notice of 1998 Annual Meeting and Proxy Statement, filed January 2, 1998.

27    Financial Data Schedule for the period ended March 31, 1998.

27.1  Restated Financial Data Schedule for the period ended September 30, 1995.

27.2  Restated Financial Data Schedule for the period ended December 31, 1995.

27.3  Restated Financial Data Schedule for the period ended March 31, 1996.

27.4  Restated Financial Data Schedule for the period ended June 30, 1996.

27.5  Restated Financial Data Schedule for the period ended September 30, 1996.

27.6  Restated Financial Data Schedule for the period ended December 31, 1996

27.7  Restated Financial Data Schedule for the period ended March 31, 1997.

27.8  Restated Financial Data Schedule for the period ended June 30, 1997.

27.9  Restated Financial Data Schedule for the period ended September 30, 1997.

REPORTS ON FORM 8-K

There were no Current Reports of Form 8-K filed during the three months ended March 31, 1998.

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


Dated        May 14, 1998                 /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated        May 14, 1998                  /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller

                               SUNAMERICA INC.



LISTS OF EXHIBITS FILED
-----------------------

27    Financial Data Schedule for the period ended March 31, 1998.

27.1  Restated Financial Data Schedule for the period ended September 30, 1995.

27.2  Restated Financial Data Schedule for the period ended December 31, 1995.

27.3  Restated Financial Data Schedule for the period ended March 31, 1996.

27.4  Restated Financial Data Schedule for the period ended June 30, 1996.

27.5  Restated Financial Data Schedule for the period ended September 30, 1996.

27.6  Restated Financial Data Schedule for the period ended December 31, 1996

27.7  Restated Financial Data Schedule for the period ended March 31, 1997.

27.8  Restated Financial Data Schedule for the period ended June 30, 1997.

27.9  Restated Financial Data Schedule for the period ended September 30, 1997.