Form 10-Q
period 1998-06-30
SUNAMERICA INC
filed 1998-08-14
CIK 54727

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1998
                                    --------------------------------------
                                     OR

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

      Common Stock, par value $1.00 per share, 179,469,132 shares outstanding

      Nontransferable Class B Stock, par value $1.00 per share, 16,272,702 shares outstanding










                               SUNAMERICA INC.

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                    ---------
Part I - Financial Information

   Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited) -
      June 30, 1998 and September 30, 1997                             3-4


      Consolidated Income Statement (Unaudited) -
      Three Months and Nine Months Ended June 30, 1998 and 1997        5


      Consolidated Statement of Cash Flows (Unaudited) -
      Nine Months Ended June 30, 1998 and 1997                         6-7


      Notes to Consolidated Financial Statements (Unaudited)           8-13


   Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              14-34

   Item 3 - Quantitative and Qualitative Disclosures About
      Market Risk                                                      35

Part II - Other Information                                            36-37

                                SUNAMERICA INC.
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)




                                                     June 30,    September 30,
                                                        1998             1997
                                                 ------------    -------------
ASSETS
Investments:
  Cash and short-term investments                $  1,127,282    $     993,349
  Bonds, notes and redeemable preferred stocks
    available for sale, at fair value
    (amortized cost: June 30, 1998, $18,528,005;
    September 30, 1997, $18,124,837)               19,004,533       18,523,655
  Mortgage loans                                    3,555,871        3,139,309
  Common stocks available for sale, at fair
    value (cost: June 30, 1998, $28,409;
    September 30, 1997, $32,821)                       99,184           96,541
  Equity-method partnerships                          745,135          561,336
  Cost-method partnerships                            872,635          725,457
  Real estate                                          53,605           81,569
  Other invested assets                               349,453          286,962
                                                 ------------    -------------
  Total investments                                25,807,698       24,408,178

Variable annuity assets held in
  in separate accounts                             12,238,751        9,514,675
Accrued investment income                             296,329          296,637
Deferred acquisition costs                          1,138,161        1,118,582
Other assets                                          393,880          298,814
                                                 ------------    -------------
TOTAL ASSETS                                     $ 39,874,819    $  35,636,886
                                                 ============    =============



See accompanying notes
                                       3

                                SUNAMERICA INC.
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)

                                                     June 30,    September 30,
                                                        1998             1997
                                                 ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts          $  13,235,627    $  14,445,126
  Reserves for guaranteed investment contracts      7,862,295        5,553,292
  Trust deposits                                      422,290          427,433
  Payable to brokers for purchases of securities      157,535          266,477
  Income taxes currently payable                        1,786            2,025
  Other liabilities                                   810,141          828,916
                                                 ------------    -------------
  Total reserves, payables
    and accrued liabilities                        22,489,674       21,523,269
                                                 ------------    -------------
Variable annuity liabilities related
  to separate accounts                             12,238,751        9,514,675
                                                 ------------    -------------
Long-term notes and debentures                      1,236,374        1,136,072
                                                 ------------    -------------
Deferred income taxes                                 448,459          383,764
                                                 ------------    -------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary grantor
  trusts whose sole assets are junior
  subordinated debentures of the Company              495,000          495,000
                                                 ------------    -------------
Shareholders' equity:
  Preferred Stock                                     248,000          248,000
  Nontransferable Class B Stock                        16,273           16,273
  Common Stock                                        179,345          179,076
  Additional paid-in capital                          747,739          750,401
  Retained earnings                                 1,514,877        1,180,446
  Net unrealized gains on debt and
    equity securities available for sale              260,327          209,910
                                                 ------------    -------------
  Total shareholders' equity                        2,966,561        2,584,106
                                                 ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 39,874,819    $  35,636,886
                                                 ============    =============


See accompanying notes

                                       4


                                SUNAMERICA INC.
                         CONSOLIDATED INCOME STATEMENT
       For the three months and nine months ended June 30, 1998 and 1997
             (In thousands, except per-share amounts - unaudited)

                                                  Three months            Nine months
                                            ---------------------            -----------------------
                                                 1998        1997         1998        1997
                                            ---------   ---------   ----------  ----------
Investment income                           $ 548,057   $ 506,287   $1,592,859  $1,270,508
                                            ---------   ---------   ----------  ----------
Interest expense on:
  Fixed annuity contracts                    (177,572)   (194,977)    (548,858)   (451,976)
  Guaranteed investment contracts            (114,077)    (83,464)    (300,891)   (226,959)
  Trust deposits                               (2,294)     (2,433)      (6,925)     (7,393)
  Senior indebtedness                         (29,634)    (28,269)     (87,773)    (71,169)
                                            ---------   ---------   ----------   ---------
  Total interest expense                     (323,577)   (309,143)    (944,447)   (757,497)
                                            ---------   ---------   ----------   ---------
Dividends paid on preferred
  securities of grantor trusts                (10,295)    (11,384)     (30,884)    (31,578)
                                            ---------   ---------   ----------   ---------
NET INVESTMENT INCOME                         214,185     185,760      617,528     481,433
                                            ---------   ---------   ----------   ---------
NET REALIZED INVESTMENT GAINS (LOSSES)          5,772     (12,136)      11,224     (30,882)
                                            ---------   ---------   ----------   ---------
Fee income:
  Variable annuity fees                        54,852      35,684      148,034      99,284
  Net retained commissions                     31,749      17,432       83,029      46,546
  Surrender charges                            15,358      10,020       41,151      24,545
  Asset management fees                         7,707       6,202       21,753      18,925
  Loan servicing fees                           5,871       6,055       17,530      18,062
  Trust fees                                    4,711       4,413       13,742      13,300
  Other fees                                    3,318       1,990        8,120       4,711
                                            ---------   ---------   ----------   ---------
TOTAL FEE INCOME                              123,566      81,796      333,359     225,373
                                            ---------   ---------   ----------   ---------
GENERAL AND ADMINISTRATIVE EXPENSES           (81,219)    (70,419)    (235,979)   (191,708)
                                            ---------   ---------   ----------   ---------
AMORTIZATION OF DEFERRED ACQUISITION COSTS    (63,386)    (52,080)    (174,482)   (112,493)
                                            ---------   ---------   ----------   ---------
PRETAX INCOME                                 198,918     132,921      551,650     371,723

Income tax expense                            (54,000)    (38,600)    (149,200)   (110,200)
                                            ---------   ---------   ----------   ---------
NET INCOME                                  $ 144,918   $  94,321   $  402,450   $ 261,523
                                            =========   =========   ==========   =========
NET INCOME PER SHARE:

  Basic                                     $    0.73   $    0.51   $     2.04   $    1.40
                                            =========   =========   ==========   =========
  Diluted                                   $    0.66   $    0.46   $     1.82   $    1.27
                                            =========   =========   ==========   =========

See accompanying notes
                                               5



                                SUNAMERICA INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended June 30, 1998 and 1997
                          (In thousands - unaudited)

                                                         1998             1997
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    402,450     $    261,523
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                       548,858          451,976
        Guaranteed investment contracts               300,891          226,959
        Trust deposits                                  6,925            7,393
      Net realized investment losses (gains)          (11,224)          30,882
      Accretion of net discounts on investments       (54,303)         (21,829)
      Provision for deferred income taxes              41,480          100,363
  Change in:
    Accrued investment income                             367          (37,398)
    Deferred acquisition costs                        (26,779)         (59,560)
    Other assets                                      (26,013)         (24,747)
    Income taxes currently payable                        434          (99,102)
    Other liabilities                                 (32,569)         104,510
  Other, net                                            2,647           (2,020)
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES           1,153,164          938,950
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                                      (16,486,160)     (14,846,335)
    Mortgage loans                                   (936,025)        (799,089)
    Partnerships                                   (1,038,742)        (767,308)
    Other investments, excluding short-term
      investments                                    (237,379)        (199,406)
    Net assets of Financial Service Corporation       (41,295)              --
    Net assets of Sentra Securities Corp. and
      Spelman & Company                                (3,489)              --
    The annuity business of John Alden Financial
      Corporation                                          --          173,818
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                       13,096,395       10,386,620
    Mortgage loans                                         --          346,064
    Partnerships                                      502,224          440,085
    Other investments, excluding short-term
      investments                                      63,386          108,891
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                        2,959,032        3,197,919
    Mortgage loans                                    519,661          254,481
    Partnerships                                      179,503          368,457
    Other investments, excluding short-term
      investments                                     196,435           11,437
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES              (1,226,454)      (1,324,366)
                                                 ------------     ------------
                                       6



                                SUNAMERICA INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the nine months ended June 30, 1998 and 1997
                          (In thousands - unaudited)

                                                         1998             1997
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of cash dividends to shareholders     $    (68,019)    $    (51,642)
  Premium receipts on:
    Fixed annuity contracts                         1,271,444        1,149,842
    Guaranteed investment contracts                 2,976,970        1,551,926
  Net exchanges from the fixed accounts
    of variable annuity contracts                    (965,674)        (431,245)
  Receipts of trust deposits                          588,315          596,253
  Withdrawal payments on:
    Fixed annuity contracts                        (1,704,179)        (961,205)
    Guaranteed investment contracts                  (970,230)        (592,278)
    Trust deposits                                   (600,385)        (621,857)
  Claims and annuity payments on fixed
    annuity contracts                                (363,288)        (273,560)
  Net proceeds from issuances of long-term
    notes                                              99,041          429,383
  Net repayments of other short-term financings       (56,747)         (46,073)
  Net proceeds from issuance of preferred
    securities of a subsidiary grantor trust               --          299,541
  Payment for redemption of preferred securities
    of a subsidiary grantor trust                          --          (52,631)
  Payments for redemptions of Preferred Stock              --         (136,549)
  Payment of issuance costs of 8-1/2% Premium
    Equity Redemption Cumulative Security Units            --          (44,605)
  Other                                                   (25)              --
                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             207,223          815,300
                                                 ------------     ------------
NET INCREASE IN CASH AND
  SHORT-TERM INVESTMENTS                              133,933          429,884

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD                  993,349          529,363
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $  1,127,282     $    959,247
                                                 ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $    120,752     $     97,528
                                                 ============     ============
  Income taxes paid, net of refunds received     $    107,266     $    108,939
                                                 ============     ============
See accompanying notes

                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




1.    Basis of Presentation
      ---------------------
      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1998 and September 30, 1997, the results of its consolidated operations for the three months and nine months ended June 30, 1998 and 1997 and its consolidated cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1997, contained in the Company's 1997 Annual Report to Shareholders.

2.    Acquisitions
      ------------
      On March 31, 1997, the Company completed the acquisition of 1) a block of annuity contracts from John Alden Life Insurance Company, a subsidiary of John Alden Financial Corporation, and 2) all of the outstanding common stock of John Alden Life Insurance Company of New York. This acquisition has been accounted for by using the purchase method of accounting. Accordingly, the income statement for the nine months ended June 30, 1997 includes the operating results of the acquisition for only the period from April 1, 1997 through June 30, 1997. On a pro forma basis, assuming the acquisition occurred on October 1, 1996, the beginning of the earliest period presented herein, revenues (investment income, net realized investment losses and fee income) would have been $1,649,808,000 and net income would have been $279,875,000 ($1.50 per basic share and $1.36 per diluted share) for the nine months ended June 30, 1997.

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

                                   SUNAMERICA INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                     (Continued)
4.    Earnings per Share
      ------------------

      The calculations of basic and diluted earnings per share for the three months and nine months ended June 30, 1998 and 1997 are as follows (in thousands, except per-share amounts):

      BASIC EARNINGS PER SHARE:
                                            Three months             Nine months
                                        --------------------    --------------------
                                            1998        1997        1998        1997
                                        --------    --------    --------    --------
      Net income                        $144,918    $ 94,321    $402,450    $261,523
                                        --------    --------    --------    --------
      Less preferred stock dividends:
        9-1/4% Preferred Stock,
          Series B                            --      (1,692)         --      (5,754)
        Adjustable Rate Cumulative
          Preferred Stock, Series C           --          --          --         (28)
        Series E Mandatory Conversion
          Premium Dividend Preferred
          Stock                           (3,100)     (3,100)     (9,300)     (9,300)
                                        --------    --------    --------    --------
      Total preferred stock dividends     (3,100)     (4,792)     (9,300)    (15,082)
                                        --------    --------    --------    --------
      Income available to common
        shareholders                    $141,818    $ 89,529    $393,150    $246,441
                                        ========    ========    ========    ========

      Average common shares issued and
        outstanding                      195,431     179,143     195,293     179,350
      Less common shares issued and
        outstanding, but not vested
        to participants under various
        employee stock plans              (2,253)     (3,259)     (2,428)     (3,294)
                                        --------    --------    --------    --------
      Average shares outstanding         193,178     175,884     192,865     176,056
                                        ========    ========    ========    ========
      Basic earnings per share          $   0.73    $   0.51    $   2.04    $   1.40
                                        ========    ========    ========    ========


                                   SUNAMERICA INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                     (Continued)

4.    Earnings per Share  (continued)
      ------------------

      DILUTED EARNINGS PER SHARE:
                                            Three months            Nine months
                                        --------------------    --------------------
                                            1998        1997        1998        1997
                                        --------    --------    --------    --------
      Net income                        $144,918    $ 94,321    $402,450    $261,523
                                        --------    --------    --------    --------
      Less preferred stock dividends:
        9-1/4% Preferred Stock,
          Series B                            --      (1,692)         --      (5,754)
        Adjustable Rate Cumulative
          Preferred Stock, Series C           --          --          --         (28)
                                        --------    --------    --------    --------
      Total preferred stock dividends         --      (1,692)         --      (5,782)
                                        --------    --------    --------    --------
      Income available to common
        shareholders                    $144,918    $ 92,629    $402,450    $255,741
                                        ========    ========    ========    ========

      Average common shares issued
        and outstanding                  195,431     179,143     195,293     179,350
      Plus incremental shares from
        potential common stock:
          Average number of shares
            arising from outstanding
            employee stock plans           7,436       5,631       8,630       5,308
          Average number of shares
            issuable upon conversion
            of Series E Mandatory
            Conversion Premium Dividend
            Preferred Stock               11,974      14,381      12,504      14,645
          Average number of shares
            issuable upon conversion of
            Premium Equity Redemption
            Cumulative Security Units      3,867       2,866       4,691       2,343
                                        --------    --------    --------    --------
      Average shares outstanding         218,708     202,021     221,118     201,646
                                        ========    ========    ========    ========
      Diluted earnings per share        $   0.66    $   0.46    $   1.82    $   1.27
                                        ========    ========    ========    ========

                                         11


                                   SUNAMERICA INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                     (Continued)

5.    Ratios of Earnings to Fixed Charges
      -----------------------------------

      The ratios of earnings to fixed charges for the three months and nine months ended June 30, 1998 and 1997 are as follows:

                                                  Three months         Nine months
                                                 ---------------     ---------------
                                                  1998      1997      1998      1997
                                                 -----     -----     -----     -----
      Ratio of earnings to fixed charges
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      but exclude interest incurred on fixed
      annuities, guaranteed investment
      contracts and trust deposits)                6.0x      4.4x      5.6x      4.6x
                                                 =====     =====     =====     =====
      Ratio of earnings to fixed charges
      (which include dividends paid on
      preferred securities of grantor
      trusts and interest incurred on
      senior debt, fixed annuities,
      guaranteed investment contracts
      and trust deposits)                          1.6x      1.4x      1.6x      1.5x
                                                 =====     =====     =====     =====
      Ratio of earnings to combined fixed
      charges and preferred stock dividends
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      but exclude interest incurred on fixed
      annuities, guaranteed investment
      contracts and trust deposits)                5.4x      3.7x      5.1x      3.8x
                                                  ====      ====      ====      ====
      Ratio of earnings to combined fixed
      charges and preferred stock dividends
      (which include dividends paid on
      preferred securities of grantor trusts
      and interest incurred on senior debt,
      fixed annuities, guaranteed investment
      contracts and trust deposits)                1.6x      1.4x      1.5x      1.4x
                                                  ====      ====      ====      ====

                                     12


                               SUNAMERICA INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Continued)



6.    Subsequent Events
      -----------------

      On July 15, 1998, the Company entered into a definitive agreement to acquire the individual life business and the individual and group annuity business of MBL Life Assurance Corporation via a 100% coinsurance transaction for approximately $130,000,000 in cash. The transaction will include approximately $2,000,000,000 of universal life reserves and $3,000,000,000 of fixed annuity reserves. The Company plans to reinsure a large portion of the mortality risk associated with the acquired block of universal life business. Completion of this acquisition is expected by the end of calendar year 1998 and is subject to customary conditions and required regulatory approvals.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



      Management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three months and nine months ended June 30, 1998 and June 30, 1997 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $144.9 million ($0.73 per basic share and $0.66 per diluted share) in the third quarter of 1998, compared with $94.3 million ($0.51 per basic share and $0.46 per diluted share) in the third quarter of 1997. For the nine months, net income amounted to $402.5 million ($2.04 per basic share and $1.82 per diluted share) in 1998, compared with $261.5 million ($1.40 per basic share and $1.27 per diluted share) in 1997. On March 31, 1997, the Company acquired certain annuity contracts from John Alden Life Insurance Company and all of the outstanding common stock of John Alden Life Insurance Company of New York (collectively, the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and, therefore, results of operations include those of the Acquisition only from the date of acquisition. Consequently, operating results for the nine months of 1998 and 1997 are not comparable. On a pro forma basis, using the historical operating results of the acquired businesses and assuming the Acquisition had been consummated on October 1, 1996, the beginning of the prior-year periods discussed herein, net income would have been $279.9 million ($1.50 per basic share and $1.36 per diluted share) for the nine months of 1997.

      PRETAX INCOME totaled $198.9 million in the third quarter of 1998 and $132.9 million in the third quarter of 1997. For the nine months, pretax income totaled $551.7 million in 1998, compared with $371.7 million in 1997. The significant improvements in the current periods over the prior periods primarily resulted from increased net investment income, fee income and net realized investment gains. These favorable factors were partially offset by increased amortization of deferred acquisition costs and higher general and administrative expenses in the 1998 periods.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $214.2 million in the third quarter of 1998 from $185.8 million in the third quarter of 1997. These amounts equal 3.36% of average invested assets (computed on a daily basis) of $25.47 billion in the third quarter of 1998 and 3.13% of average invested assets of $23.72 billion in the third quarter of 1997. For the nine months, net investment income increased to $617.5 million in 1998 from $481.4 million in 1997, equalling 3.34% of average invested assets of $24.68 billion in 1998 and 3.26% of average invested assets of $19.69 billion in 1997. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, net investment income on related average invested assets would have been 3.11% for the nine months of 1997.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $2.00 billion in the third quarter of 1998, $900.5 million in the third quarter of 1997, $1.83 billion in the nine months of 1998 and $1.09 billion in the nine months of 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.92% in both the third quarter of 1998 and the third quarter of 1997, 2.92% in the nine months of 1998 and 2.95% in the nine months of 1997. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the Spread Difference would have been 2.91% in the nine months of 1997.

      Investment income (and the related yields on average invested assets) totaled $548.1 million (8.61%) in the third quarter of 1998, compared with $506.3 million (8.54%) in the third quarter of 1997. For the nine months, investment income (and the related yields on average invested assets) totaled $1.59 billion (8.61%) in 1998, compared with $1.27 billion (8.61%) in 1997.
Investment income and the related yield in the nine months of 1997 reflect the effects of the Acquisition for only the three months ending June 30, 1997.
The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio.
On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the yield on related average invested assets would have been 8.50% for the nine months of 1997. Thus, yields in the 1998 periods have increased when compared to the third quarter 1997 yield and the pro forma yield for the nine months of 1997, and reflect a partial reallocation of lower-yielding invested assets acquired as part of the Acquisition into generally higher-yielding asset classes in which the Company has historically invested a portion of its portfolio. The greater investment income in the 1998 periods also reflects increased income from the Company's investment in partnerships, as well as the effects of increases in average invested assets (in excess of those acquired through the Acquisition).

      Partnership income increased to $92.3 million (a yield of 21.09% on related average assets of $1.75 billion) in the third quarter of 1998, compared with $55.1 million (a yield of 19.12% on related average assets of $1.15 billion) in the third quarter of 1997. For the nine months, partnership income amounted to $233.1 million (a yield of 19.80% on related average assets of $1.57 billion) in 1998, compared with $181.7 million (a yield of 21.42% on related average assets of $1.13 billion) in 1997. Partnership income includes income recognized by using the cost method of accounting, which amounted to $51.6 million in the third quarter of 1998, $24.7 million in the third quarter of 1997, $126.5 million in the nine months of 1998 and $95.5 million in the nine months of 1997. Such income is based primarily upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      The Company has enhanced investment yield from time to time through total return bond swap agreements (the "Total Return Agreements"). The Company recorded losses of $0.8 million on Total Return Agreements in the third quarter of 1998, compared with income of $15.0 million recorded in the third quarter of 1997. For the nine months, the Company recorded income of $13.3 million on Total Return Agreements in 1998, compared with $22.7 million in 1997. These results reflect the relative performances of the non-investment grade bonds underlying the Total Return Agreements. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.)

      Total interest and dividend expense equalled $333.9 million in the third quarter of 1998 and $320.5 million in the third quarter of 1997. For the nine months, interest and dividend expense aggregated $975.3 million in 1998, compared with $789.1 million in 1997. The average rate paid on all interest-bearing liabilities was 5.69% in the third quarter of 1998, compared with 5.62% in the third quarter of 1997. For the nine months, the average rate paid on all interest-bearing liabilities was 5.69% for 1998 and 5.66% for 1997, respectively. Interest-bearing liabilities averaged $23.47 billion during the third quarter of 1998, $22.82 billion during the third quarter of 1997, $22.85 billion during the nine months of 1998 and $18.59 billion during the nine months of 1997. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the average rate paid on all interest-bearing liabilities would have been 5.59% for the nine months of 1997. The increases in overall rates paid in the 1998 periods as compared with the overall rates paid in the 1997 periods primarily reflect period-over-period increases in the percentage of average interest-bearing liabilities composed of guaranteed investment contracts ("GICs"), which, on average, bear higher interest rates, while generally bearing lower acquisition costs, than the Company's other interest-bearing liabilities.

      GROWTH IN AVERAGE INVESTED ASSETS between the nine month periods primarily reflects the impact of the Acquisition. The Company acquired $5.00 billion of invested assets associated with the Acquisition on March 31, 1997. The Company intends to continue to pursue a strategy of enhancing its internal growth with complementary acquisitions.

      Average invested assets also increased as a result of sales of the Company's fixed-rate products, consisting of both fixed annuity premiums (including those for the fixed accounts of variable annuity products) and GIC premiums, and $806.3 million of aggregate net proceeds from the issuances of Common Stock and long-term notes and debentures. Since June 30, 1997, fixed annuity premiums have totaled $1.61 billion and GIC premiums have aggregated $3.50 billion. Fixed annuity premiums totaled $485.1 million in the third quarter of 1998, $325.7 million in the third quarter of 1997, $1.27 billion in the nine months of 1998 and $1.15 billion in the nine months of 1997. On an annualized basis, these amounts represent 14%, 9%, 12% and 16% of the fixed annuity reserve balance at the beginning of the respective periods. The decrease in the percentage for the 1998 nine-month period from the 1997 nine-month period reflects the impact of the Acquisition which increased the beginning reserves for the 1998 period by $5.2 billion. Fixed annuity premiums include premiums for the fixed accounts of variable annuities totaling $443.8 million, $198.0 million, $1.10 billion and $932.5 million, respectively. Increases in premiums for the fixed accounts of variable annuities in the 1998 periods over those in the 1997 periods principally reflect an expansion of the Company's distribution efforts and differing promotional activities in each of those periods.

      GIC premiums increased to $1.37 billion in the third quarter of 1998 from $319.3 million in the third quarter of 1997 and to $2.98 billion in the nine months of 1998 from $1.55 billion in the nine months of 1997. On an annualized basis, these amounts represent 82%, 25%, 71% and 50% of the GIC reserve balance at the beginning of the respective periods. The increases in GIC premiums in the 1998 periods reflect an expansion of the GIC client base due, in part, to a broadening of the Company's products and distribution channels, including its AAA-rated company, SunAmerica National Life Insurance Company and its AAA/Aaa-rated credit-enhanced GIC products, and an expansion of its international client base.

      The GICs issued by the Company generally guarantee the payment of principal and interest at a fixed rate for a fixed term of three to twelve years with an average of approximately 7 years. In the case of GICs sold to pension plans, certain withdrawals may be made at book value in the event of circumstances specified in the plan document, such as employee retirement, death, disability, hardship withdrawal or employee termination. The Company generally imposes surrender penalties in the event of other withdrawals prior to maturity. GICs purchased for their long-term portfolios by banks, asset management firms, certain trusts and state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT GAINS totaled $5.8 million in the third quarter of 1998, compared with net realized investment losses of $12.1 million in the third quarter of 1997 and include impairment writedowns of $19.3 million and $26.3 million, respectively. Thus, net gains from sales and redemptions of investments totaled $25.1 million in the third quarter of 1998 and $14.2 million in the third quarter of 1997. For the nine months, net realized investment gains totaled $11.2 million in 1998, compared with $30.9 million of net losses realized in 1997 and include impairment writedowns of $37.4 million and $46.5 million, respectively. Thus, for the nine months, net gains from sales and redemptions of investments totaled $48.6 million in 1998 and $15.6 million in 1997.

      The Company sold or redeemed invested assets, principally bonds and notes, aggregating $6.52 billion in the third quarter of 1998, $6.95 billion in the third quarter of 1997, $17.50 billion in the nine months of 1998 and $14.70 billion in the nine months of 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.39%, 0.24%, 0.26% and 0.11% of average invested assets on an annualized basis for the third quarter of 1998, the third quarter of 1997, the nine months of 1998 and the nine months of 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit and interest-rate risk.

      Impairment writedowns primarily have been applied to defaulted bonds and mortgage loans. Impairment writedowns, on an annualized basis, represent 0.30%, 0.44%, 0.20% and 0.31% of average invested assets for the third quarter of 1998, the third quarter of 1997, the nine months of 1998 and the nine months of 1997, respectively. For the 19 fiscal quarters beginning October 1, 1993, impairment writedowns as a percentage of average invested assets have ranged from 0.14% to 1.54% and have averaged 0.33%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $54.9 million in the third quarter of 1998 and $35.7 million in the third quarter of 1997. For the nine months, variable annuity fees totaled $148.0 million in 1998, compared with $99.3 million in 1997. These increased fees reflect growth in average variable annuity assets, due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. On an annualized basis, variable annuity fees represent 1.9%, 1.8%, 1.9% and 1.8% of average variable annuity assets for the third quarters of 1998 and 1997 and the nine months of 1998 and 1997, respectively. Variable annuity assets averaged $11.77 billion during the third quarter of 1998 and $7.74 billion during the third quarter of 1997. For the nine months, variable annuity assets averaged $10.60 billion in 1998, compared with $7.21 billion in 1997.

      Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.82 billion since June 30, 1997. Variable annuity premiums increased to $537.6 million in the third quarter of 1998 from $338.8 million in the third quarter of 1997. For the nine months, variable annuity premiums increased to $1.40 billion in 1998, compared with $884.5 million in 1997. On an annualized basis, these amounts represent 19%, 19%, 20% and 18% of variable annuity reserves at the beginning of the respective periods.

      Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $981.4 million, $536.8 million, $2.50 billion and $1.82 billion in the third quarters of 1998 and 1997 and the nine months of 1998 and 1997, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multi-manager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales in the 1998 periods over those in the 1997 periods are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices.

      The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally (see "Regulation").

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $31.7 million in the third quarter of 1998 and $17.4 million in the third quarter of 1997. For the nine months, net retained commissions totaled $83.0 million in 1998 and $46.5 million in 1997. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $8.00 billion in the third quarter of 1998 and $4.46 billion in the third quarter of 1997. For the nine months, such sales totaled $22.14 billion in 1998 and $12.06 billion in 1997. The increases in sales and net retained commissions in the 1998 periods over those in the 1997 periods reflect a greater number of registered representatives, higher average production per representative and generally favorable market conditions. The greater number of registered representatives was primarily due to acquisitions, including the April 2, 1998 acquisition of Sentra Securities Corporation and Spelman & Co., Inc. ("Sentra-Spelman"), the October 1, 1997 acquisition of Financial Service Corporation and the January 22, 1997 acquisition of The Financial Group, Inc. At their respective dates of acquisition, these acquired companies licensed through their subsidiaries approximately 500, 1,500 and 400 independent registered representatives, respectively. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $15.4 million in the third quarter of 1998 and $10.0 million in the third quarter of 1997. For the nine months, surrender charges on fixed and variable annuities totaled $41.2 million (including $9.4 million attributable to the Acquisition) in 1998, compared with $24.5 million in 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $848.6 million (including $483.9 million attributable to the Acquisition) in the third quarter of 1998, compared with $649.7 million in the third quarter of 1997. These payments, annualized, represent 14.0% (25.3% of average fixed annuity reserves associated with the Acquisition) and 12.0%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $2.44 billion (including $1.47 billion attributable to the Acquisition) in 1998 and $1.55 billion in 1997 and, annualized, represent 13.8% (24.3% of average fixed annuity reserves associated with the Acquisition) and 11.6%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $261.9 million (8.9% of average variable annuity reserves), $199.4 million (10.3% of average variable annuity reserves), $736.1 million (9.3% of average variable annuity reserves) and $593.2 million (11.0% of average variable annuity reserves) in the third quarters of 1998 and 1997 and the nine months of 1998 and 1997, respectively. Consistent with the assumptions used in connection with the Acquisition and other acquisitions of annuity businesses in fiscal 1996, management anticipates that the level of withdrawal payments will continue to reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired annuity businesses.

      Excluding the effects of all recent acquisitions, withdrawal payments represented 9.3% in the third quarter of 1998, 9.8% in the third quarter of 1997, 9.1% in the nine months of 1998 and 10.6% in the nine months of 1997 of
related average fixed and variable annuity reserves.   These lower surrender
rates in the current periods reflect the continued decreases in the percentage of non-acquisition-related annuity contracts that are free of surrender charges.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $7.7 million on average assets managed of $3.01 billion in the third quarter of 1998 and
$6.2 million on average assets managed of $2.31 billion in the third quarter of 1997. For the nine months, asset management fees totaled $21.8 million on average assets managed of $2.83 billion in 1998, compared with $18.9 million on average assets managed of $2.27 billion in 1997. Asset management fees are not proportionate to average assets managed, principally due to changes in
product mix.   Sales of mutual funds, excluding sales of money market accounts, have aggregated $759.4 million since June 30, 1997. Mutual fund sales totaled $241.5 million in the third quarter of 1998, up 111% from $114.4 million in the third quarter of 1997. For the nine months, such sales totaled $601.3 million in 1998, more than double the $296.7 million in 1997. The significant increases in sales during the 1998 periods principally resulted from the sales of the Company's "Style Select Series" product and the introduction in June 1998 of the "Dogs" of Wall Street fund and the Style Select Focus Fund. The "Style Select Series" is a group of mutual funds which are each managed by three industry recognized fund managers. The "Dogs" of Wall Street fund contains 30 large capitalization value stocks which are selected by strict criteria. The Style Select Focus Fund also limits itself to 30 large capitalization stocks but primarily holds growth stocks. Sales of these products totaled $181.1 million, $76.1 million, $425.8 million and $161.1 million for the third quarters of 1998 and 1997 and the nine months of 1998 and 1997, respectively, reflecting the addition of five new Style Select funds, which more than doubled the number of Style Select funds to nine, and generally favorable market conditions. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $112.5 million in the third quarter of 1998 and $102.1 million in the third quarter of 1997. For the nine months, such redemptions amounted to $313.3 million in 1998 and $316.3 million in 1997.

      LOAN SERVICING FEES are earned by Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the loans it originates and earns fee income by servicing the sold loans. Such fee income totaled $5.9 million on average loans serviced of $484.5 million in the third quarter of 1998, compared with $6.1 million on average loans serviced of $487.1 million in the third quarter of 1997. For the nine months, loan servicing fees totaled $17.5 million on average loans serviced of $481.7 million in 1998, compared with $18.1 million on average loans serviced of $484.6 million in 1997.

      TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified retirement plans. Trust fees increased to $4.7 million in the third quarter of 1998 (on an average of 208,000 trust accounts) from $4.4 million in the third quarter of 1997 (on an average of 203,000 trust accounts). For the nine months, trust fees increased to $13.7 million (on an average of 208,000 trust accounts) from $13.3 million (on an average of 203,000 trust accounts).

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $81.2 million in the third quarter of 1998, up 15% from $70.4 million in the third quarter of 1997. For the nine months, general and administrative expenses totaled $236.0 million in 1998, up 23% from $191.7 million in 1997. General and administrative expenses in the 1998 periods reflect the impact of the Acquisition, as well as the acquisitions of Sentra-Spelman, Financial Service Corporation and The Financial Group, Inc., which were consummated on April 2, 1998, October 1, 1997 and January 22, 1997, respectively. The number of employees has increased by 30% to 2,482 since June 30, 1997. As a result, compensation (net of deferrals) has increased to $46.4 million in the third quarter of 1998 from $36.8 million in the third quarter of 1997 and to $135.3 million in the nine months of 1998 from $106.0 million in the nine months of 1997. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $63.4 million in the third quarter of 1998, compared with $52.1 million in the third quarter of 1997. For the nine months, such amortization totaled $174.5 million in 1998, compared with $112.5 million in 1997. The increase in amortization for the nine months of 1998 primarily reflects the amortization of the deferred acquisition costs attributable to the Acquisition, which aggregated $32.7 million. Amortization has also increased due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      INCOME TAX EXPENSE totaled $54.0 million in the third quarter of 1998, compared with $38.6 million in the third quarter of 1997 and $149.2 million in the nine months of 1998, compared with $110.2 million in the nine months of 1997, representing effective tax rates of 27% in the 1998 periods, 29% for the third quarter of 1997 and 30% for the nine months of 1997. These tax rates reflect the favorable impact of tax credits associated with tax-advantaged investments in affordable housing partnerships owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDERS' EQUITY increased 14.8% to $2.97 billion at June 30, 1998 from $2.58 billion at September 30, 1997, primarily due to $402.5 million of net income recorded in the nine months of 1998 and a $50.4 million improvement in net unrealized gains on debt and equity securities available for sale (credited directly to shareholders' equity). These favorable factors were partially offset by $68.0 million of dividends paid to shareholders.

      BOOK VALUE PER SHARE amounted to $14.31 at June 30, 1998, up from $12.40 at September 30, 1997. Excluding net unrealized gains on debt and equity securities available for sale, book value per share amounted to $13.06 at June 30, 1998 and $11.39 at September 30, 1997. On a pro forma basis, assuming that the 8-1/2% Premium Equity Redemption Cumulative Security Units were converted to Common Stock, book value per share would have been $15.57 at June 30, 1998, compared with $13.40 at September 30, 1997 and, excluding net unrealized gains on debt and equity securities available for sale, would have been $14.38 at June 30, 1998 and $12.47 at September 30, 1997.

      INVESTED ASSETS at June 30, 1998 totaled $25.81 billion, compared with $24.41 billion at September 30, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constitutes 73% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $476.5 million at June 30, 1998, compared with an excess of $398.8 million at September 30, 1997. The net unrealized gains on the Bond Portfolio since September 30, 1997 principally reflect the lower prevailing interest rates at June 30, 1998 and the corresponding effect on the fair value of the Bond Portfolio.

      At June 30, 1998, the Bond Portfolio (at amortized cost, excluding $184.1 million of redeemable preferred stocks) included $17.16 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $1.19 billion of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 1998, approximately
$16.31 billion of the Bond Portfolio was investment grade, including
$6.66 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At June 30, 1998, the Bond Portfolio included $2.04 billion (at amortized cost with a fair value of $2.04 billion) of bonds that were not investment grade. Based on their June 30, 1998 amortized cost, these non-investment-grade bonds accounted for 5.2% of the Company's total assets and 8.1% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $696.1 million at June 30, 1998 (see "Asset-Liability Matching").

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at June 30, 1998.

      The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1998 (dollars in thousands):

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (Dollars in thousands)
                                                 Issues not rated by S&P/Moody's/
    Issues rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC category                      Total
----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [DCR]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $10,031,476  $10,236,607       1     $2,395,319   $2,558,396  $12,426,795     49.19%  $12,795,003
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        3,247,273    3,302,245       2        631,862      641,658    3,879,135     15.36     3,943,903
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}            224,761      226,703       3         71,281       74,210      296,042      1.17       300,913
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}            1,252,628    1,274,376       4        353,099      354,533    1,605,727      6.36     1,628,909
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             75,515       47,134       5         46,365       49,907      121,880      0.48        97,041
CI to D
  [DD]
  {D}                          --           --       6         14,278       17,366       14,278      0.06        17,366
                      -----------  -----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES    $14,831,653  $15,087,065             $3,512,204   $3,696,070  $18,343,857             $18,783,135
                      ===========  ===========             ==========   ==========  ===========             ===========
Footnotes appear on the following page.
                                                           24


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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $1.19 billion (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.














     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $1.85 billion at June 30, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At June 30, 1998, Secured Loans consisted of $1.00 billion of publicly traded securities and $852.0 million of privately traded securities. These Secured Loans are composed of loans to 326 borrowers spanning 44 industries, with 27% of these assets (at amortized cost) concentrated in financial institutions and 15% concentrated in utilities. No other industry concentration constituted more than 6% of these assets.

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

     MORTGAGE LOANS aggregated $3.56 billion at June 30, 1998 and consisted of 1,622 commercial first mortgage loans with an average loan balance of approximately $2.2 million, collateralized by properties located in 47 states. Approximately 26% of this portfolio was multifamily residential, 22% was retail, 17% was office, 11% was manufactured housing, 8% was hospitality and 16% was other types. At June 30, 1998, approximately 19%, 12% and 10% of this portfolio was secured by properties located in California, New York and Texas, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At June 30, 1998, there were 64 mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 32% of this portfolio. At June 30, 1998, approximately 34% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2001. During the third quarter and nine months of 1998 and 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At June 30, 1998, approximately 43% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP investments totaled $1.62 billion at June 30, 1998, constituting investments in approximately 650 separate partnerships with an average size of approximately $2.4 million. This portfolio includes:
(i) $870.6 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 3,700 separate issuers; (ii) $632.8 million of partnerships that make tax-advantaged investments in affordable housing properties, currently involving approximately 540 multifamily projects in 41 states; and (iii) $114.4 million of partnerships that invest in mortgage loans and income-producing real estate. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, a) for the affordable housing partnerships, by the marketability of the tax credits they generate, and b) in the case of many of the other partnerships, by the existence of contractual termination provisions.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other restrictions in order to encourage persistency. Approximately 86% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at June 30, 1998.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At June 30, 1998, these assets had an aggregate fair value of $24.1 billion with a duration of 3.8. The Company's fixed-rate liabilities include: fixed annuities; GICs; trust deposits; long-term notes and debentures; and preferred securities of subsidiary grantor trusts. At June 30, 1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $22.5 billion with a duration of 3.1. The Company's potential exposure due to a 10% increase in prevailing interest rates from their June 30, 1998 levels is a loss of $119.0 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At June 30, 1998, the Company had 38 outstanding Swap Agreements with an aggregate notional principal amount of $1.88 billion. These agreements mature in various years through 2010 and have an average remaining maturity of 46 months.

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

     There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risks associated with Total Return Agreements are the credit risk on the underlying non-investment-grade bonds, the risk of potential loss due to bond market fluctuations and the risk associated with counterparty nonperformance. The primary risk associated with the Company's Reverse Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Total Return Agreements, Reverse Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company's policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody's. The Company continually monitors its credit exposure with respect to these agreements. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements typically hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of a Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase an MBS, the Company assesses the risk of prepayment by analyzing the security's projected performance over an array of interest-rate scenarios. Once an MBS is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

     INVESTED ASSETS EVALUATION is routinely conducted by the Company. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. For investments in partnerships, management reviews the financial statements and other information provided by the general partners.

     The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $52.6 million at June 30, 1998 (at amortized cost after impairment writedowns, with a fair value of $54.7 million), including $18.0 million of bonds and notes and $34.6 million of mortgage loans. At June 30, 1998, defaulted investments constituted 0.2% of total invested assets. At September 30, 1997, defaulted investments totaled $38.5 million, including $15.6 million of bonds and notes and $22.9 million of mortgage loans, and constituted 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1998, approximately $15.92 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $589.9 million, while approximately $2.61 billion of the Bond Portfolio had an aggregate unrealized loss of $113.4 million. In addition, the Company's investment portfolio currently provides approximately $202.3 million of monthly cash flow from scheduled principal and interest payments. Further, $3.23 billion remains available to the Company to issue securities under a shelf registration statement filed in July 1997. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at June 30, 1998, had invested assets with a fair value of $2.71 billion and outstanding senior indebtedness of $1.24 billion, comprising all of the Company's outstanding senior indebtedness. Additionally, as of June 30, 1998, the Parent had three GICs purchased by local government entities, which aggregated $217.8 million.

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

     The Parent's annual debt service (principal and interest payments) with respect to its senior indebtedness, GIC obligations and Debentures totals $56.2 million for the remainder of fiscal 1998, $292.0 million for fiscal 1999, $574.6 million for fiscal 2000, $139.0 million for fiscal 2001, $297.4 million for fiscal 2002 and $4.27 billion, in the aggregate, thereafter. On or before October 31, 1999, the Company is contractually scheduled to receive $431.3 million upon delivery of 17.3 million or fewer shares of the Company's Common Stock in accordance with the terms of the Company's 8-1/2% Premium Equity Redemption Cumulative Security Units.

     The Parent received dividends from its regulated life insurance subsidiaries totaling $143.0 million in June 1998 and $118.7 million in April 1997. The Parent also received dividends of $1.6 million during fiscal 1998 and $17.5 million during fiscal 1997 from its other directly owned subsidiaries. The ability of the Company's life insurance subsidiaries to pay dividends is limited by statute. For the remainder of calendar year 1998, no amounts are available for dividends to the Parent from its regulated life insurance subsidiaries.

     The Company has sold, through three separate coinsurance transactions: (i) the general agency division of SunAmerica Life Insurance Company to Savers Life Insurance Company (in 1989) which subsequently transferred the business to Winterthur Life Re Insurance Company; (ii) the credit life business of Ford Life Insurance Company to Vista Life Insurance Company (in 1996); and (iii) the mortality-based business of CalAmerica Life Insurance Company to Protective Life Insurance Company (in 1996). With respect to these coinsurance transactions, SunAmerica entities could become liable for in-force amounts ceded of $943,764,229, $1,180,397,718, and $2,046,661,989, respectively, at
June 30, 1998, if the coinsurers were to become unable to meet the obligations assumed under the respective coinsurance agreements. However, the Company considers these contingencies to be remote because the coinsurers are strong credit-worthy institutions and, in the case of the 1989 transaction, assets substantially equal to the policyholder reserves assumed by the coinsurer are held in trust to secure the obligations of the coinsurer. At June 30, 1998, related policyholder reserves carried by the coinsurers were $59,875,797, $14,178,643, and $97,342,653, respectively.

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


     In the ordinary course of business, the Company has agreed to make capital contributions, if required, aggregating approximately $636.9 million, to 105 limited partnerships over the next 5 years in exchange for ownership interests in such partnerships.

     The Company relies significantly on computer systems and applications in its daily operations. Many of these systems and applications are not presently year 2000 compliant. The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage dates beyond the year 1999. The Company has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications.
In fiscal year 1997, the Company recorded a $15.0 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems. Management also expects to make expenditures totaling $15.0 million to replace certain other specific noncompliant systems, which expenditures will be capitalized as software costs and amortized over future periods. Both phases of the project are currently proceeding in accordance with the plan and management expects them to be substantially completed by the end of 1998. Testing of both the repaired and replacement systems will be conducted during calendar 1999.

REGULATION

     The Company's insurance subsidiaries are subject to regulation and supervision by the insurance regulatory agencies of the states in which they are authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve and valuation requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities.
In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws or regulations relating to product design, product
reserving standards and illustrations of annuity products   Current proposals
are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

     The RBC standards consist of formulas which establish capital requirements relating to insurance, business, assets and interest rate risks, and which help to identify companies which are under capitalized and require specific regulatory actions in the event an insurer's RBC falls below specified levels. Each of the Company's life insurance subsidiaries has more than enough statutory capital to meet the NAIC's RBC requirements as of the most recent calendar year-end. The states of Arizona, California, and New York have adopted these RBC standards, and the Company's life insurance subsidiaries domiciled in these states are in compliance with such laws. Further, for statutory reporting purposes, the annuity reserves of the Company's life insurance subsidiaries are calculated in accordance with statutory requirements and are adequate under current cash-flow testing models.

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

     From time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of such proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and consequently on its results of operations, the Company believes such proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.



















         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 and 28 herein.




















                               SUNAMERICA INC.
                         PART II - OTHER INFORMATION




ITEM 5 - OTHER INFORMATION
--------------------------

The Company shall be entitled to exercise discretionary voting authority as to any shareholder proposal presented at the Company's annual meeting and not included as a proposal in the Company's annual proxy statement unless the Company receives notice of the matter prior to November 16, 1998.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
EXHIBITS

27    Financial Data Schedule


REPORTS ON FORM 8-K

No Current Report on Form 8-K was filed during the three months ended June 30, 1998. However, on July 15, 1998, the Company filed a current report on Form 8-K concerning its proposed acquisition of MBL Life Assurance Corp.
















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


Dated    August 13, 1998                  /s/ JAY S. WINTROB
     ----------------------------         -----------------------------------
                                          Jay S. Wintrob
                                          Vice Chairman


Dated    August 13, 1998                   /s/ SCOTT L. ROBINSON
     ----------------------------         -----------------------------------
                                          Scott L. Robinson
                                          Senior Vice President and Controller















                               SUNAMERICA INC.



LISTS OF EXHIBITS FILED
-----------------------

27    Financial Data Schedule