Form 10-K
period 1998-09-30
SUNAMERICA INC
filed 1998-12-21
CIK 54727

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

                  For the fiscal year ended September 30, 1998

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                        ON WHICH REGISTERED
                    -------------------                       ---------------------
Common Stock (par value $1.00 per share)                     New York Stock Exchange
                                                             Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  ___   No  X

     The aggregate market value of voting stock held by non-affiliates of the Company on November 30, 1998 was $14,390,229,000.

     The number of shares outstanding of each of the registrant's classes of common stock on November 30, 1998 was as follows:

Common Stock (par value $1.00 per share)          191,663,421 shares
Nontransferable Class B Stock
  (par value $1.00 per share)                      16,272,702 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     SunAmerica Inc. (the "Company") is incorporated in Maryland and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone
(310) 772-6000. As used herein, the "Company" or "SunAmerica" refers to SunAmerica Inc. and, unless the context requires otherwise, its subsidiaries. The Company employs approximately 2,500 people.

     SunAmerica is a financial services company specializing in retirement savings and investment products and services. Together, the SunAmerica life insurance companies rank among the largest U.S. issuers of tax-deferred fixed and variable annuities and guaranteed investment contracts ("GICs"). Complementing these annuity and GIC operations are the Company's asset management operations and the SunAmerica Financial Network, consisting of broker-dealers, which provide a broad range of financial planning and investment services through more than 9,700 independent registered representatives nationwide; its trust company, which provides administrative and custodial services to qualified retirement plans; and its premium finance company, one of the nation's leaders in its field. At September 30, 1998, the Company earned fees or spread income on $109.82 billion of assets, consisting of $26.07 billion of investments; $11.41 billion of variable annuity assets; $12.95 billion of assets under custody in retirement trust accounts; $3.00 billion of assets managed in mutual funds and $56.39 billion of non-proprietary and advisory assets in the SunAmerica Financial Network.

     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 will grow from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1987 and 1997, annual industry premiums from fixed and variable annuities and fund deposits increased from $86.32 billion to $207.64 billion. During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $190.63 billion to $874.26 billion.

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

     The Company's six wholly-owned broker-dealers comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data. Its wholly owned broker-dealers accounted for approximately one-third of the Company's total annuity sales in fiscal 1998. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents, major financial institutions and, in the case of its GICs, by marketing directly to banks, municipalities, asset management firms and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups.

     The Company has made significant investments in technology over the past several years in order to lower operating costs and enhance its marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially reduced the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. This has also enabled the Company to more efficiently assimilate acquired business. The Company has also implemented technology to interface with its wholly owned broker-dealers, which enables the Company to more effectively market its products and help the affiliated financial professionals to better service their clients.

     In recent years, the Company has enhanced its marketing efforts and expanded its offerings of fee-based products and services such as variable annuities, mutual funds, trust services and premium financing through both internal growth and acquisition, resulting in significantly increased fee income. Fee income has also expanded through the receipt of broker-dealer net retained commissions, resulting primarily from the expansion of the Company's wholly owned broker-dealer network and increased demand for long-term investment products. The Company's fee generating businesses entail no portfolio credit risk and require significantly less capital support than its fixed rate business, which generates net investment income.

     For the year ended September 30, 1998, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                         NET INVESTMENT AND FEE INCOME

                                           Amount       Percent       Primary product or service
                                       --------------   -------   ----------------------------------
                                       (In thousands)
Net investment income (including net
  realized investment losses)........    $  799,925       63.6%   Fixed-rate products
                                         ----------      -----
Fee income:
  Variable annuity fees..............       204,474       16.2    Variable annuities
  Net retained commissions...........       114,461        9.1    Broker-dealer sales
  Surrender charges..................        54,361        4.3    Fixed- and variable-rate products
  Asset management fees..............        29,592        2.4    Mutual funds
  Loan servicing fees................        23,398        1.9    Premium finance
  Trust fees.........................        18,080        1.4    Self-directed retirement accounts
  Other fees.........................        14,461        1.1
                                         ----------      -----
  Total fee income...................       458,827       36.4
                                         ----------      -----
          Total......................    $1,258,752      100.0%
                                         ==========      =====

     For financial information on the Company's business segments, see Part IV -- "Notes to Consolidated Financial Statements -- Note 15 -- Business Segments."

ACQUISITIONS

     Acquisitions have been significant to the Company's growth strategy. In April 1998, the Company acquired Sentra Securities Corporation and Spelman & Co., Inc. ("Sentra-Spelman"). At the date of acquisition, both firms had approximately 500 registered representatives. The Sentra-Spelman organization also provides back-office services to three other broker-dealers with an aggregate of more than 1,200 representatives. In October 1997, the Company acquired Financial Service Corporation, the parent company of FSC Securities Corporation, a national securities broker-dealer, licensing approximately 1,500 representatives at the date of acquisition.

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

     In April 1996, the Company assumed a block of annuity contracts aggregating $958.7 million and acquired related assets aggregating $939.0 million at the date of acquisition from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp., for approximately

$20.8 million in cash. In February 1996, the Company acquired Ford Life Insurance Company ("Ford Life") from a subsidiary of Ford Motor Company ("Ford") for $172.5 million in cash. At the date of acquisition, Ford Life had assets of $3.15 billion and reserves for fixed annuity contracts of $3.05 billion. Ford Life was merged with and into SunAmerica Life Insurance Company in December 1996. In January 1996, the Company acquired Advantage Capital Corporation ("Advantage Capital"), a Houston-based broker-dealer with more than 1,000 affiliated independent registered representatives at the date of acquisition. In December 1995, the Company acquired CalAmerica Life Insurance Company ("CalAmerica"), from its parent, Zenith National Insurance Corp. for $120 million in cash. At the date of acquisition, CalAmerica had assets of $739.9 million and annuity reserves of $645.4 million.

     In July 1998, the Company entered into a definitive agreement to acquire MBL Life Assurance Corporation's individual life and individual and group annuity businesses (which had approximately $3 billion of fixed annuity reserves and $2 billion in reserves for universal life policies) for approximately $130 million in cash. The acquisition is subject to customary conditions and required regulatory approvals and is expected to be completed by the end of December 1998.

LIFE INSURANCE COMPANIES

     SunAmerica's five life insurance subsidiaries had combined assets of $35.33 billion at September 30, 1998. Based on the latest available industry data, the Company believes that its life insurance group ranks among the largest issuers of fixed and variable annuities in the nation, as measured by 1997 annuity premiums and deposits, and among the top 2% of all U.S. life insurance companies, as measured by 1997 total assets.

     The Company's flagship life insurance subsidiary is 108-year old SunAmerica Life Insurance Company, acquired by the Company in 1971. Chartered in Arizona and licensed in 49 states and the District of Columbia, it had $17.77 billion of assets at September 30, 1998 and markets single- and flexible-premium fixed annuities and GICs. Anchor National Life Insurance Company ("Anchor"), founded in 1965 and acquired by the Company in 1986, had $14.52 billion of assets at September 30, 1998 and is chartered in Arizona and licensed in 49 states and the District of Columbia. Anchor markets flexible-premium variable annuities and GICs. CalAmerica, founded in 1951 and acquired by the Company in 1996, had $846.8 million of assets at September 30, 1998 and is chartered in California and licensed in 8 states. CalAmerica markets single- and flexible-premium fixed annuities. First SunAmerica, founded by the Company in 1978, had $1.94 billion of assets at September 30, 1998 and is chartered and licensed in New York and also licensed in New Mexico and Nebraska. First SunAmerica markets fixed annuities and flexible-premium variable annuities. SunAmerica National Life Insurance Company ("SunAmerica National"), formed by the Company in 1995 to market GICs, had $1.36 billion of assets at September 30, 1998 and is chartered in Arizona and licensed in 38 states and the District of Columbia. SunAmerica National is currently seeking authority to transact life insurance business in an additional 10 states.

     SunAmerica Life Insurance Company and Anchor each have a "AA-" (Excellent) claims-paying ability rating from Standard & Poor's Corporation ("S&P"), a "AA" (Very High) rating from Duff & Phelps Credit Rating Co. ("DCR"), an "A2" (Good) rating from Moody's Investors Service ("Moody's") and an "A+" (Superior) rating from industry analyst A.M. Best Company. CalAmerica has an "A" rating from A.M. Best Company. First SunAmerica has an "A2" (Good) rating from Moody's and an "A+" (Superior) rating from A.M. Best Company. SunAmerica National has a "AAA" (Superior) rating, the highest rating issued by S&P.

     In addition to distributing its fixed and variable annuity products through its six wholly owned broker-dealers, the Company distributes its products through over 700 other independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 65,000 independent sales representatives nationally are licensed to sell the Company's annuity products.

Fixed Annuities and GICs

     The Company offers single-premium and flexible-premium deferred annuities that provide one-, three-, five-, seven-, or ten-year fixed interest rate guarantees. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 75% at September 30, 1998) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing, among other factors. Its fixed annuity products offer many of the same features as conventional certificates of deposit from financial institutions, giving investors a choice of interest period and yield as well as additional advantages particularly applicable to retirement planning, such as tax-deferred accumulation and flexible payout options (including the option of payout over the life of the annuitant). The average size of a new single-premium fixed annuity contract sold by the Company in 1998 was approximately $36,000.

     The Company augments its retail annuity sales effort with the marketing of institutional products. At September 30, 1998, the Company had $8.38 billion of GIC obligations. At that date, approximately 71% of these obligations were fixed-rate and approximately 29% were variable-rate obligations that reprice periodically based upon certain defined indexes. Of the total GIC portfolio at September 30, 1998, approximately 35% was sold to international markets, 21% was sold to pension plans, 19% was sold to state and local governmental entities, 17% was sold to short-term portfolio asset management firms and 8% was sold to banks and long-term portfolio asset management firms. The average size of a new GIC contract sold by the Company in 1998 was approximately $45.0 million.

     The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other restrictions in order to encourage persistency. Approximately 86% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1998.

Variable Annuities

     The variable annuity products of Anchor and First SunAmerica offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. These companies earn fee income through the sale, administration and management of the variable account options of their variable annuity products. They also earn investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features similar to those offered by fixed annuities, but differ in that the contractholder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The Company's flagship variable annuity product, Polaris, is a multimanager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Polaris sales have increased significantly in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. At September 30, 1998, total variable product reserves were $13.31 billion, of which $11.41 billion were held in the separate accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At September 30, 1998, 79% of the Company's variable annuity reserves held in separate accounts were subject to surrender penalties. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 1998 was approximately $50,000.

Coinsurance Transactions

     In 1989 and 1996, the Company sold, through three separate 100% coinsurance transactions, the general agency division of SunAmerica Life Insurance Company, the credit life business of Ford Life and the mortality-based business of CalAmerica. With respect to these coinsurance transactions, SunAmerica Life Insurance Company and CalAmerica could become liable for in-force amounts ceded of $1.86 billion and $1.90 billion, respectively, at September 30, 1998, if the coinsurers were to become unable to meet the obligations assumed under the respective coinsurance agreements. At September 30, 1998, related policyholder reserves carried by the coinsurers were $70.1 million and $157.3 million, respectively. As part of the 1989 SunAmerica Life Insurance Company coinsurance transaction, assets substantially equal to the policyholder reserves assumed by the coinsurer are held in trust to secure the obligations of the coinsurer.

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

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At September 30, 1998, these assets had an aggregate fair value of $24.36 billion with a duration of 3.7. The Company's fixed-rate liabilities include: fixed annuities; GICs; trust deposits; long-term notes and debentures; and preferred securities of subsidiary grantor trusts. At September 30, 1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $23.10 billion with a duration of 3.4. For the years ended September 30, 1998, 1997 and 1996, the Company's yields on average invested assets were 8.63%, 8.61% and 8.74%, respectively; its average rates paid on all interest-bearing liabilities were 5.70%, 5.66%, and 5.73%, respectively; and it realized net investment spreads of 3.36%, 3.26% and 3.43%, respectively, on average invested assets. Net realized investment losses were 0.17%, 0.14% and 0.21% of average invested assets in 1998, 1997 and 1996, respectively.

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

     The following table summarizes the Company's investment portfolio at September 30, 1998:

                             SUMMARY OF INVESTMENTS

                                                                                 Percent
                                                                 Carrying          of
                                                                  value         portfolio
                                                              --------------    ---------
                                                              (In thousands)
Cash and short-term investments.............................   $ 1,796,132          6.9%
U.S. government securities..................................       828,809          3.2
Mortgage-backed securities..................................     5,911,623         22.7
Other bonds, notes and redeemable preferred stocks..........    12,060,415         46.3
Mortgage loans..............................................     3,412,449         13.1
Equity-method partnerships..................................       779,098          3.0
Cost-method partnerships....................................       865,953          3.3
Real estate.................................................        53,605          0.2
Common stock................................................        82,808          0.3
Other invested assets.......................................       274,515          1.0
                                                               -----------        -----
Total investments...........................................   $26,065,407        100.0%
                                                               ===========        =====

     At September 30, 1998, the Bond Portfolio, (excluding $292.0 million of redeemable preferred stocks) included $17.21 billion of bonds rated by S&P, Moody's, DCR, Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $1.30 billion of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1998, approximately $16.73 billion of the Bond Portfolio was investment grade, including $6.71 billion of U.S. government/agency securities and mortgage-backed securities.

     At September 30, 1998, the Bond Portfolio included $1.78 billion of bonds that were not investment grade. These non-investment-grade bonds accounted for 4.5% of the Company's total assets and 6.8% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into total return bond swap agreements with an aggregate notional principal amount of $533.0 million at September 30, 1998.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $1.89 billion at September 30, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1998, Secured Loans consisted of loans to 310 borrowers spanning 44 industries, with 26% of these assets concentrated in financial institutions and 15% concentrated in utilities. No other industry concentration constituted more than 6% of these assets.

     Mortgage loans aggregated $3.41 billion at September 30, 1998 and consisted of 1,538 commercial first mortgage loans with an average loan balance of approximately $2.2 million, collateralized by properties located in 47 states. Approximately 27% of the portfolio was multifamily residential, 23% was retail, 17% was office, 11% was manufactured housing, 7% was industrial and 15% was other types.

     Partnership investments totaled $1.65 billion at September 30, 1998, constituting investments in approximately 661 separate partnerships with an average size of approximately $2.5 million. This portfolio includes: (i) $867.7 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities; (ii) $640.7 million of partnerships that make tax-advantaged investments in multifamily housing properties; and (iii) $136.7 million of partnerships that invest in mortgage loans and income-producing real estate.

     At September 30, 1998, the carrying value (after impairment writedowns) of all investments in default as to the payment of principal or interest totaled $55.0 million, which constituted 0.2% of total invested assets.

     For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition and Liquidity."

MUTUAL FUNDS AND INVESTMENT SERVICES

     Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. The Company offers investors an array of equity, fixed-income, money market and tax-exempt mutual funds. Sales growth in recent years is primarily due to sales of the Company's "Style Select Series" product (which was introduced in November 1996) and the introduction in June 1998 of the "Dogs" of Wall Street. The "Style Select Series" is a group of mutual funds which are each managed by three industry-recognized fund managers. The "Dogs" of Wall Street fund contains 30 large capitalization value stocks which are selected by strict criteria. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $3.78 billion of assets at September 30, 1998, including mutual fund assets, private accounts and certain of the Company's variable annuity assets.

     The SunAmerica mutual funds are distributed nationally through a network of approximately 400 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiaries.

RETIREMENT TRUST SERVICES

     Through Resources Trust, acquired in January 1990, the Company earns fee income by providing administrative and custodial services for approximately 210,000 self-directed retirement accounts. These self-directed retirement accounts, including IRAs, Keoghs, 401(k) plans, and pension and profit sharing plans, had combined account assets at September 30, 1998 of approximately $12.95 billion.

     Resources Trust also earns investment income on customer cash balances that are interest-bearing and insured by the Federal Deposit Insurance Corporation. Resources Trust's services are sold nationally through approximately 18,000 registered representatives affiliated with 1,000 broker-dealers, including the Company's broker-dealer subsidiaries.

BROKER-DEALERS

     The Company owns six broker-dealers: Royal Alliance Associates, Inc., acquired in January 1990; SunAmerica Securities, Inc., which commenced business in 1989; Advantage Capital Corporation, acquired in 1996; FSC Securities Corporation, acquired by the Company in October 1997; and Sentra Securities Corp. and Spelman & Co., Inc., each acquired by the Company in April 1998. As a result of the Company's ongoing recruitment of independent registered representatives and acquisitions, the Company has increased its network of representatives from approximately 6,600 at September 30, 1996 to approximately 9,700 currently.

PREMIUM FINANCE

     Through its premium finance company, Imperial, the Company earns fee income by servicing loans that Imperial has originated and sold. Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are substantially secured by the unearned premiums associated with the underlying insurance policies. Currently, Imperial sells and services most of the short-term loans that it originates. Founded in 1972 and acquired in November 1994, Imperial owned or serviced approximately 89,000 loans with an average loan balance of approximately $5,900 at September 30, 1998.

     Imperial generally makes loans to borrowers through a network of approximately 5,200 qualified independent property and casualty insurance agents who arrange the loan or refer the client to Imperial.

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

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws or regulations relating to product design, product reserving standards and illustrations of annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

     The RBC standards consist of formulas which establish capital requirements relating to insurance, business, assets and interest rate risks, and which help to identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC falls below specified levels. Each of the Company's life insurance subsidiaries has more than enough statutory capital to meet the NAIC's RBC requirements as of the most recent calendar year-end. The states of Arizona, California and New York have adopted these RBC standards, and the Company's life insurance subsidiaries domiciled in these states are in compliance with such laws. Further, for statutory reporting purposes, the annuity reserves of the Company's life insurance subsidiaries are calculated in accordance with statutory requirements and are adequate under current cash-flow testing models.

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

COMPETITION

     The businesses conducted by the Company's subsidiaries are highly competitive. The Company's life insurance subsidiaries compete with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, the 100 largest writers of individual and group annuities account for approximately 96% of total net annuity premiums written. Net annuity premiums written among the top 100 companies range from less than $100 million to approximately $10 billion annually. SunAmerica ranks in the top quartile of this group. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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

ITEM 2. PROPERTIES

     The Company's executive offices and the principal offices of its life insurance subsidiaries are in leased premises at 1 SunAmerica Center, Los Angeles, California. The Company's life insurance subsidiaries also lease office space in Woodland Hills, California; Houston, Texas; and New York, New York. The Company's broker-dealers lease space in Phoenix, Arizona; San Diego, California; Atlanta, Georgia; New York, New York and Houston, Texas. The Company's asset management subsidiary leases offices in New York, New York. The retirement trust services subsidiary occupies leased premises in Englewood, Colorado. The Company's premium finance subsidiary is headquartered in Sherman Oaks, California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the fourth quarter 1998 to a vote of security-holders, through the solicitation of proxies or otherwise.

     On November 18, 1998, subsequent to the Company's fiscal year end, the Company held a special meeting of shareholders in order to vote on the proposed merger with and into American International Group, Inc. The matter was approved with 300,221,917 votes for the proposal, 340,475 votes against and 561,536 votes abstaining.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the current executive officers of SunAmerica Inc. as of December 18, 1998:

                                                           Year
                                                         assumed
                                  Present position at    present     Other positions and other business
          Name             Age     December 18, 1998     position   experience within the last five years    From-to
-------------------------  ---   ----------------------  --------   -------------------------------------  ------------
Eli Broad                  65    Chairman and Chief        1976     (Cofounded Company in 1957)
                                 Executive Officer         1986
                                 President

Jay S. Wintrob             41    Vice Chairman and         1998     Vice Chairman                             1995-1998
                                 Chief Operating                    Executive Vice President                  1991-1995
                                 Officer                            (Joined Company in 1987)

James R. Belardi           41    Executive Vice            1995     Senior Vice President and                 1992-1995
                                 President                          Treasurer
                                                                    (Joined Company in 1986)

Marc H. Gamsin             43    Senior Vice President     1996     Partner, O'Melveny & Myers LLP            1989-1996

Jana Waring Greer          46    Senior Vice President     1991     (Joined Company in 1974)

Susan L. Harris            41    Senior Vice President,    1998     Senior Vice President,                    1995-1998
                                 General Counsel and                General Counsel -- Corporate Affairs
                                 Secretary                          and Secretary
                                                                    Vice President, General Counsel --        1994-1995
                                                                    Corporate Affairs and Secretary
                                                                    Vice President, Associate General         1989-1994
                                                                    Counsel and Secretary
                                                                    (Joined Company in 1985)

Gary W. Krat               51    Senior Vice President     1992     (Joined Company in 1990)

Scott H. Richland          36    Senior Vice President     1997     Senior Vice President & Treasurer         1997-1998
                                                                    Vice President and Treasurer              1995-1997
                                                                    Vice President and
                                                                    Assistant Treasurer                       1994-1995
                                                                    Assistant Treasurer                       1993-1994
                                                                    (Joined Company in 1990)

Scott L. Robinson          52    Senior Vice President     1991     (Joined Company in 1978)
                                 and Controller

James W. Rowan             36    Senior Vice President     1995     Vice President                            1993-1995
                                                                    (Joined Company in 1992)

David R. Bechtel           31    Vice President and        1998     Vice President                            1996-1998
                                 Treasurer                          Deutsche Morgan Grenfell, Inc.
                                                                    Associate,                                1995-1996
                                                                    UBS Securities LLC
                                                                    Associate,                                     1994
                                                                    Wachtell Lipton Rosen & Katz
                                                                    Associate,                                1993-1994
                                                                    Wells Fargo Nikko Investment Advisors

                                                           Year
                                                         assumed
                                  Present position at    present     Other positions and other business
          Name             Age     December 18, 1998     position   experience within the last five years    From-to
-------------------------  ---   ----------------------  --------   -------------------------------------  ------------
Karel Carnohan             42    Vice President            1995     Vice President, Equity Analyst, C.J.      1994-1995
                                                                    Lawrence/Deutsche Bank Securities
                                                                    Corporation
                                                                    First Vice President, Corporate           1990-1994
                                                                    Finance and Investor Relations,
                                                                    Countrywide Credit Industries, Inc.
                                                                    Countrywide Mortgage Investments,
                                                                    Inc.

Michael L. Fowler          44    Vice President            1988     (Joined Company in 1988)

N. Scott Gillis            45    Vice President            1997     Senior Vice President and Controller,  1994-Present
                                                                    SunAmerica Life Companies
                                                                    (Joined Company in 1985)

George L. Holdridge, Jr.   41    Vice President            1997     Senior Vice President,                    1994-1995
                                                                    SunAmerica Financial, Inc.
                                                                    Vice President and Director               1989-1994
                                                                    of Technology, SunAmerica
                                                                    Financial, Inc.
                                                                    (Joined Company in 1983)

Donald E. Spetner          39    Vice President            1997     Vice President,                           1989-1997
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

     High and low sales prices, based on the New York Stock Exchange Composite Price Tape, for the Company's Common Stock for each quarter during the fiscal years ended September 30, 1998 and 1997 are as follows:

                                                   1998                      1997
                                           --------------------      --------------------
                                            High          Low         High          Low
                                           -------      -------      -------      -------
First quarter............................  $45 5/8      $32          $30 53/64    $23 27/64
Second quarter...........................   50 15/16     37           34           24 43/64
Third quarter............................   58           46 9/16      34 5/64      24 43/64
Fourth quarter...........................   76 1/4       54 3/4       40 53/64     32 29/64
                                           =======      =======      =======      =======

HOLDERS

     As of November 30, 1998, the number of holders of record of each class of common equity of the Company was as follows:

                                                                Number
                                                              of holders
                       Title of Class                         of record
                       --------------                         ----------
Common Stock (par value $1.00 per share)....................       2,176
Nontransferable Class B Stock (par value $1.00 per share)...           8
                                                              ==========

DIVIDENDS

     Dividends paid per share on the Company's Common Stock and Nontransferable Class B Stock for each quarter during the fiscal years ended September 30, 1998 and 1997 are as follows:

                                                          1998                        1997
                                                -------------------------   -------------------------
                                                Common    Nontransferable   Common    Nontransferable
                                                 Stock     Class B Stock     Stock     Class B Stock
                                                -------   ---------------   -------   ---------------
First quarter.................................  $0.1000           $0.0900   $0.0667           $0.0600
Second quarter................................   0.1000            0.0900    0.0667            0.0600
Third quarter.................................   0.1000            0.0900    0.0667            0.0600
Fourth quarter................................   0.1500            0.1350    0.0667            0.0600
                                                -------   ---------------   -------   ---------------
Total.........................................  $0.4500           $0.4050   $0.2668           $0.2400
                                                =======   ===============   =======   ===============

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

                                                     Years ended September 30,
                                     ---------------------------------------------------------
                                       1998        1997        1996        1995        1994
                                     ---------   ---------   ---------   ---------   ---------
                                             (In thousands, except per-share amounts)
RESULTS OF OPERATIONS
Net investment income..............  $ 841,646   $ 679,377   $ 492,756   $ 365,555   $ 294,454
Net realized investment losses.....    (41,721)    (29,203)    (30,314)    (33,012)    (21,124)
Fee income.........................    458,827     317,703     248,411     198,604     171,085
General and administrative
  expenses.........................   (310,273)   (265,738)   (210,650)   (165,434)   (135,161)
Amortization of deferred
  acquisition costs................   (241,167)   (165,089)   (108,176)    (86,107)    (69,253)
                                     ---------   ---------   ---------   ---------   ---------
Pretax income......................    707,312     537,050     392,027     279,606     240,001
Income tax expense.................   (191,000)   (158,000)   (117,600)    (85,400)    (74,700)
                                     ---------   ---------   ---------   ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING FOR INCOME
  TAXES............................    516,312     379,050     274,427     194,206     165,301
Cumulative effect of change in
  accounting for income taxes......         --          --          --          --     (33,500)
                                     ---------   ---------   ---------   ---------   ---------
NET INCOME.........................  $ 516,312   $ 379,050   $ 274,427   $ 194,206   $ 131,801
                                     =========   =========   =========   =========   =========
BASIC EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING FOR
     INCOME TAXES..................  $    2.61   $    2.01   $    1.44   $    1.04   $    0.87
  Cumulative effect of change in
     accounting for income taxes...         --          --          --          --       (0.18)
                                     ---------   ---------   ---------   ---------   ---------
NET INCOME.........................  $    2.61   $    2.01   $    1.44   $    1.04   $    0.69
                                     =========   =========   =========   =========   =========
DILUTED EARNINGS PER SHARE:
  INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING FOR
     INCOME TAXES..................  $    2.34   $    1.81   $    1.32   $    0.96   $    0.80
  Cumulative effect of change in
     accounting for income taxes...         --          --          --          --       (0.18)
                                     ---------   ---------   ---------   ---------   ---------
NET INCOME.........................  $    2.34   $    1.81   $    1.32   $    0.96   $    0.62
                                     =========   =========   =========   =========   =========
CASH DIVIDENDS PER SHARE PAID TO
  COMMON SHAREHOLDERS:
  Nontransferable Class B Stock....  $  0.4050   $  0.2400   $  0.1800   $  0.1200   $  0.0800
                                     =========   =========   =========   =========   =========
  Common Stock.....................  $  0.4500   $  0.2668   $  0.2000   $  0.1333   $  0.0889
                                     =========   =========   =========   =========   =========

                                                          Years ended September 30,
                                                     ------------------------------------
                                                     1998    1997    1996    1995    1994
                                                     ----    ----    ----    ----    ----
RATIO OF EARNINGS TO FIXED CHARGES
Ratio of earnings to fixed charges (which include
  dividends paid on preferred securities of grantor
  trusts and interest incurred on senior debt, but
  exclude interest incurred on fixed annuities,
  guaranteed investment contracts and trust
  deposits)........................................   5.4x    4.6x    5.4x    5.8x    5.8x
                                                     ====    ====    ====    ====    ====
Ratio of earnings to fixed charges (which include
  dividends paid on preferred securities of grantor
  trusts and interest incurred on senior debt,
  fixed annuities, guaranteed investment contracts
  and trust deposits)..............................   1.5x    1.5x    1.5x    1.5x    1.5x
                                                     ====    ====    ====    ====    ====
Ratio of earnings to combined fixed charges and
  preferred stock dividends (which include
  dividends paid on preferred securities of grantor
  trusts and interest incurred on senior debt, but
  exclude interest incurred on fixed annuities,
  guaranteed investment contracts and trust
  deposits)........................................   4.9x    3.9x    3.8x    3.4x    2.8x
                                                     ====    ====    ====    ====    ====
Ratio of earnings to combined fixed charges and
  preferred stock dividends (which include
  dividends paid on preferred securities of grantor
  trusts and interest incurred on senior debt,
  fixed annuities, guaranteed investment contracts
  and trust deposits)..............................   1.5x    1.4x    1.4x    1.4x    1.4x
                                                     ====    ====    ====    ====    ====

                                                      At September 30,
                             -------------------------------------------------------------------
                                1998          1997          1996          1995          1994
                             -----------   -----------   -----------   -----------   -----------
                                                       (In thousands)
FINANCIAL POSITION
Investments................  $26,065,407   $24,408,178   $16,199,784   $10,808,959   $ 9,280,390
Variable annuity assets
  held in separate
  accounts.................   11,405,434     9,514,675     6,380,458     5,263,006     4,513,093
Deferred acquisition
  costs....................      996,503     1,118,582       782,300       526,415       581,874
Other assets...............      733,063       595,451       364,279       245,787       280,868
                             -----------   -----------   -----------   -----------   -----------
TOTAL ASSETS...............  $39,200,407   $35,636,886   $23,726,821   $16,844,167   $14,656,225
                             ===========   ===========   ===========   ===========   ===========
Reserves for fixed annuity
  contracts................  $12,970,549   $14,445,126   $ 9,654,674   $ 4,862,250   $ 4,519,623
Reserves for guaranteed
  investment contracts.....    8,380,844     5,553,292     4,169,028     3,607,192     2,783,522
Variable annuity
  liabilities related to
  separate accounts........   11,405,434     9,514,675     6,380,458     5,263,006     4,513,093
Trust deposits.............      439,918       427,433       436,048       426,595       442,320
Other payables and accrued
  liabilities..............      905,202     1,097,418       489,672       747,733       860,763
Long-term notes and
  debentures...............    1,216,483     1,136,072       573,335       524,835       472,835
Other senior
  indebtedness.............           --            --            --            --        28,662
Deferred income taxes......      394,910       383,764       125,417       146,847        74,319
Preferred securities of
  grantor trusts...........      495,000       495,000       237,631        52,631            --
Shareholders' equity.......    2,992,067     2,584,106     1,660,558     1,213,078       961,088
                             -----------   -----------   -----------   -----------   -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY......  $39,200,407   $35,636,886   $23,726,821   $16,844,167   $14,656,225
                             ===========   ===========   ===========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of SunAmerica Inc. (the "Company") for the three years in the period ended September 30, 1998 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

     NET INCOME totaled $516.3 million ($2.61 per basic share and $2.34 per diluted share) in 1998, compared with $379.1 million ($2.01 per basic share and $1.81 per diluted share) in 1997 and $274.4 million ($1.44 per basic share and $1.32 per diluted share) in 1996. On March 31, 1997, the Company acquired certain annuity contracts from John Alden Life Insurance Company and all of the outstanding common stock of John Alden Life Insurance Company of New York (collectively, the "John Alden Acquisition"). During fiscal 1996, the Company acquired CalAmerica Life Insurance Company ("CalAmerica") on December 29, 1995; Ford Life Insurance Company ("Ford Life") on February 29, 1996; and certain annuity contracts from The Central National Life Insurance Company of Omaha (the "Central National Annuity Contracts") on April 1, 1996 (collectively, the "1996 Acquisitions"). The John Alden Acquisition and the 1996 Acquisitions (collectively, the "Acquisitions") were accounted for under the purchase method of accounting, and, therefore, results of operations include those of the Acquisitions only from their respective dates of acquisition. Consequently, operating results for fiscal years 1998, 1997 and 1996 are not comparable. On a pro forma basis, using the historical operating results of the acquired businesses and assuming the Acquisitions had been consummated on October 1, 1995, the beginning of the earliest period discussed herein, net income would have been $397.4 million ($2.11 per basic share and $1.90 per diluted share) in 1997 and $323.2 million ($1.73 per basic share and $1.56 per diluted share) in 1996.

     PRETAX INCOME totaled $707.3 million in 1998, $537.1 million in 1997, and $392.0 million in 1996. The 31.7% improvement in 1998 over 1997 and the 37.0% improvement in 1997 over 1996 primarily resulted from increased net investment income and fee income. These favorable factors were partially offset by increased amortization of deferred acquisition costs, higher general and administrative expenses and, only with respect to 1998, higher net realized investment losses.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $841.6 million in 1998 from $679.4 million in 1997 and $492.8 million in 1996. These amounts equal 3.36% on average invested assets (computed on a daily basis) of $25.03 billion in 1998, 3.26% on average invested assets of $20.86 billion in 1997 and 3.43% on average invested assets of $14.36 billion in 1996. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1995, net investment income on related average invested assets would have been 3.14% in 1997 and 2.97% in 1996.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $1.88 billion in 1998, $1.15 billion in 1997 and $1.06 billion in 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.93% in 1998, 2.95% in 1997 and 3.01% in 1996. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1995, the Spread Difference would have been 2.91% in 1997 and 2.82% in 1996.

     Investment income (and the related yields on average invested assets) totaled $2.16 billion (8.63%) in 1998, compared with $1.80 billion (8.61%) in 1997 and $1.25 billion (8.74%) in 1996. Investment income and the related yields reflect the effects of the Acquisitions from their respective dates of acquisition. The invested assets associated with the Acquisitions included high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1995, the yield on related average invested assets would have been 8.53% in 1997 and 8.37% in 1996. Thus, the increased yields in 1998 and 1997, when compared to the pro forma 1996 yield, reflect a partial reallocation of lower-yielding invested assets acquired as part of the Acquisitions into generally higher-yielding asset classes in which the Company has historically invested a portion of its portfolio. The increases in investment income also reflect increased income from the Company's investment in partnerships, as well as the effects of increases in average invested assets (in excess of those acquired through the Acquisitions).

     Partnership income increased to $371.1 million (a yield of 23.42% on related average assets of $1.58 billion) in 1998, compared with $241.5 million (a yield of 21.00% on related average assets of $1.15 billion) in 1997 and $178.6 million (a yield of 19.04% on related average assets of $937.8 million) in 1996. Partnership income includes income recognized by using the cost method of accounting, which amounted to $211.2 million in 1998, $114.7 million in 1997 and $82.1 million in 1996. Such income is based primarily upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

     The Company has historically sought to enhance investment yield through total return bond swap agreements (the "Total Return Agreements"). However, because of recent significant market declines in the non-investment-grade bond sector, the Company recorded losses of $33.7 million on Total Return Agreements in 1998. The Company recorded income of $35.4 million in 1997 and $32.5 million in 1996 on Total Return Agreements. (See "Asset-Liability Matching" for additional discussion of Total Return Agreements.)

     Total interest and dividend expense totaled $1.32 billion in 1998, $1.12 billion in 1997 and $761.5 million in 1996. The average rate paid on all interest-bearing liabilities was 5.70% in 1998, compared with 5.66% in 1997 and 5.73% in 1996. Interest-bearing liabilities averaged $23.15 billion during 1998, compared with $19.71 billion during 1997 and $13.29 billion during 1996. On a pro forma basis, assuming the Acquisitions had been consummated on October 1, 1995, the average rate paid on all interest-bearing liabilities would have been 5.62% in 1997 and 5.55% in 1996. These increases in overall rates paid primarily reflect year-over-year increases in the percentage of average interest-bearing liabilities composed of guaranteed investment contracts ("GICs"), which, on average, bear higher interest rates while generally bearing lower acquisition costs, than the Company's other interest-bearing liabilities.

     GROWTH IN AVERAGE INVESTED ASSETS since 1996 primarily reflects the impact of the Acquisitions and growth of the Company's GIC reserves. The Company acquired $722.5 million of invested assets of CalAmerica on December 29, 1995, $3.10 billion of invested assets of Ford Life on February 29, 1996, $908.8 million of invested assets associated with the Central National Annuity Contracts on April 1, 1996 and $5.00 billion of invested assets associated with the John Alden Acquisition on March 31, 1997. The Company intends to continue to pursue a strategy of enhancing its internal growth with complementary acquisitions. On July 15, 1998, the Company entered into a definitive agreement to acquire MBL Life Assurance Corporation's individual life and individual and group annuity business (which has approximately $2 billion of individual life reserves and $3 billion of fixed annuity reserves) for a purchase price of approximately $130 million in cash. The acquisition is subject to customary conditions and required regulatory approvals, and is expected to be completed by the end of December 1998.

     Average invested assets also increased as a result of sales of the Company's fixed-rate products, consisting of both fixed annuity premiums (including those for the fixed accounts of variable annuity products) and GIC premiums. Fixed annuity premiums totaled $1.80 billion in 1998, compared with $1.49 billion in 1997 and $993.4 million in 1996. These amounts represent 12%, 15% and 20% of the fixed annuity reserve balance at the beginning of the respective periods. The decreases in percentages in 1998 and 1997 reflect the impact of the Acquisitions, which increased fixed annuity reserve balances at the beginning of the respective periods. Fixed annuity premiums include premiums for the fixed accounts of variable annuities totaling $1.59 billion, $1.17 billion and $782.6 million, in 1998, 1997 and 1996, respectively. Increases in premiums for the fixed accounts of variable annuity products principally reflect higher variable annuity product sales and the use of the fixed accounts for dollar cost averaging into the variable accounts.

     GIC premiums increased to $4.01 billion in 1998 from $2.08 billion in 1997 and $1.02 billion in 1996. These amounts represent 72%, 50% and 28% of the GIC reserve balance at the beginning of the respective periods. The increases in GIC premiums reflect an expansion of the GIC client base due, in part, to a broadening of the Company's products and distribution channels, including its AAA-rated company, SunAmerica National Life Insurance Company, and its AAA/Aaa-rated credit-enhanced GIC products, and an expansion of its international client base. The size of the Company's GIC reserves increased over the three-year period to $8.38 billion at September 30, 1998 from $3.61 billion at September 30, 1995.

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

     NET REALIZED INVESTMENT LOSSES totaled $41.7 million in 1998, compared with $29.2 million in 1997 and $30.3 million in 1996. Net realized investment losses include impairment writedowns of $109.8 million in 1998, $65.3 million in 1997 and $34.9 million in 1996. Thus, net gains from sales and redemptions of investments totaled $68.1 million in 1998, $36.1 million in 1997 and $4.6 million in 1996.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $22.90 billion in 1998, $19.13 billion in 1997 and $11.21 billion in 1996, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains from sales and redemptions of investments fluctuate from period to period, and represent 0.27%, 0.17%, and 0.03% of average invested assets for 1998, 1997 and 1996, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Historically, impairment writedowns primarily have been applied to defaulted bonds. However, in 1998, as a result of equity market declines in the later part of the fiscal year, impairment writedowns were also applied to various cost-method partnerships. Impairment writedowns represent 0.44%, 0.31% and 0.24% of average invested assets for 1998, 1997 and 1996, respectively. For the five years ended September 30, 1998, impairment writedowns as a percentage of average invested assets have ranged from 0.24% to 0.63% and have averaged 0.41%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $204.5 million in 1998, $141.2 million in 1997 and $104.7 million in 1996. These increased fees reflect growth in average variable annuity assets, due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity fees represent 1.9%, 1.8% and 1.8% of average variable annuity assets for 1998, 1997 and 1996, respectively. Variable annuity assets averaged $10.93 billion during 1998, $7.66 billion during 1997 and $5.75 billion during 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.88 billion in 1998, $1.31 billion in 1997 and $929.2 million in 1996. These amounts represent 20%, 20% and 18% of variable annuity reserves at the beginning of the respective periods.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $3.47 billion, $2.47 billion and $1.71 billion in 1998, 1997 and 1996, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multi-manager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. In recent weeks, subsequent to the Company's fiscal year end, sales of variable annuities have slowed as investors paused to reevaluate their investment decisions in light of volatile markets. The Company believes that fluctuating market conditions increase the value of financial planning services and make the flexibility and security of variable annuities even more attractive.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally.

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of non-proprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $114.5 million in 1998, $64.9 million in 1997 and $49.8 million in 1996. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $29.31 billion in 1998, $17.52 billion in 1997 and $12.78 billion in 1996. The increases in sales and net retained commissions reflect a greater number of registered representatives, higher average production per representative and generally favorable market conditions. The greater number of registered representatives was primarily due to acquisitions, including the April 2, 1998 acquisition of Sentra Securities Corporation and Spelman & Co. Inc. ("Sentra-Spelman"), the October 1, 1997 acquisition of Financial Service Corporation and the January 22, 1997 acquisition of The Financial Group, Inc. At their respective dates of acquisition, these acquired companies licensed through their subsidiaries approximately 500, 1,500 and 400 independent registered representatives, respectively. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

     SURRENDER CHARGES on fixed and variable annuities totaled $54.4 million (including $37.4 million attributable to the Acquisitions) in 1998, $35.2 million (including $24.5 million attributable to the Acquisitions) in 1997 and $22.1 million (including $11.1 million attributable to the Acquisitions) in 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $3.12 billion (including $1.85 billion attributable to the Acquisitions) in 1998, compared with $2.28 billion (including $1.00 billion attributable to the Acquisitions) in 1997 and $1.42 billion (including $245.8 million attributable to the Acquisitions) in 1996. These payments represent 13.2% (23.7% of average fixed annuity reserves associated with the Acquisitions), 12.0% (15.0% of average fixed annuity reserves associated with the Acquisitions) and 11.1% (9.3% of average fixed annuity reserves associated with the 1996 Acquisitions), respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $964.9 million (8.8% of average variable annuity reserves), $827.3 million (10.8% of average variable annuity reserves) and $637.0 million (11.1% of average variable annuity reserves) in 1998, 1997 and 1996, respectively. Consistent with the assumptions used in connection with the Acquisitions, management anticipates that the level of withdrawal payments will continue to reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired annuity businesses.

     Excluding the effects of the Acquisitions, withdrawal payments represented 8.7% in 1998, 10.4% in 1997 and 11.6% in 1996 of related average fixed and variable annuity reserves. These lower surrender rates in the current periods reflect the continued decreases in the percentage of non-acquisition-related annuity contracts that are free of surrender charges.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $29.6 million on average assets managed of $2.89 billion in 1998, $25.8 million on average assets managed of $2.34 billion in 1997 and $25.4 million on average assets managed of $2.14 billion in 1996. Asset management fees are not proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, aggregated $853.6 million in 1998, compared with $454.8 million in 1997 and $223.4 million in 1996. The significant increases in sales principally resulted from sales of the Company's "Style Select Series" product (which was introduced in November 1996) and the introduction in June 1998 of the "Dogs" of Wall Street. The "Style Select Series" is a group of mutual funds which are each managed by three industry recognized fund managers. The "Dogs" of Wall Street fund contains 30 large capitalization value stocks which are selected by strict criteria. Sales of these products totaled $611.1 million in 1998, compared with $267.8 million in 1997, reflecting the addition of five new Style Select funds, which more than doubled the number of Style Select funds to nine, and generally favorable market conditions. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $402.5 million in 1998, $412.8 million in 1997 and $379.9 million in 1996, which represent 17.5%, 22.0% and 21.4%, respectively, of average mutual fund assets.

     LOAN SERVICING FEES are earned by Imperial Premium Finance, Inc. ("Imperial"). Imperial provides short-term installment loans for borrowers to fund their property and casualty insurance premiums. These loans are secured by the unearned premium associated with the underlying insurance policies. Currently, Imperial sells most of the loans it originates and earns fee income by servicing the sold loans. Such fee income totaled $23.4 million on average loans serviced of $483.0 million in 1998, compared with $24.3 million on average loans serviced of $490.5 million in 1997 and $23.8 million on average loans serviced of $457.8 million in 1996.

     TRUST FEES are earned by Resources Trust Company for providing administrative and custodial services primarily for individual retirement accounts, as well as for other qualified retirement plans. Trust fees increased to $18.1 million in 1998 (on an average of 208,000 trust accounts) from $17.9 million in 1997 (on an average of 204,000 trust accounts) and $16.7 million in 1996 (on an average of 202,000 trust accounts).

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $310.3 million in 1998, compared with $265.7 million in 1997 and $210.7 million in 1996. General and administrative expenses reflect the impact of the Acquisitions, as well as the acquisitions of Sentra-Spelman, Financial Service Corporation and The Financial Group, Inc. As a result, the number of employees has increased to approximately 2,500 at September 30, 1998 from approximately 2,000 at September 30, 1997 and approximately 1,600 at September 30, 1996. As a result, compensation (net of deferrals) has increased to $174.8 million in 1998 from $145.3 million in 1997 and $123.5 million in 1996. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $241.2 million in 1998, compared with $165.1 million in 1997 and $108.2 million in 1996. The increases in amortization primarily reflect the amortization of the deferred acquisition costs attributable to the Acquisitions, which aggregated $133.0 million in 1998, $65.2 million in 1997 and $16.8 million in 1996. Amortization has also increased due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     INCOME TAX EXPENSE totaled $191.0 million in 1998, compared with $158.0 million in 1997 and $117.6 million in 1996, representing effective tax rates of 27% in 1998, 29% in 1997 and 30% in 1996. These tax rates reflect the favorable impact of tax credits associated with tax-advantaged investments in affordable housing partnerships owned by the Company.

FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDERS' EQUITY increased 15.8% to $2.99 billion at September 30, 1998 from $2.58 billion at September 30, 1997, primarily due to $516.3 million of net income recorded in 1998, which was partially offset by $100.5 million of dividends paid to shareholders.

     On August 20, 1998, the Company entered into an agreement to merge with American International Group, Inc. ("AIG"). The merger will be treated as a pooling of interests for accounting purposes, and will be a tax-free reorganization. Each share of the Company's Common Stock (including Nontransferable Class B) will be exchanged for 0.855 shares of AIG's common stock. The transaction was approved by both the Company's and AIG's shareholders at special meetings on November 18, 1998. The merger is expected to be completed in late 1998 or early 1999.

     On September 22, 1998, the Company announced that it would redeem all of its Series E Preferred Stock. The redemption was completed on October 30, 1998 and resulted in the issuance of approximately 11.3 million shares of common stock. For the year ending September 30, 1998, the Series E Preferred Stock was included in the computation of diluted earnings per share as 12.2 million of common stock equivalents.

     On October 7, 1998, subsequent to the Company's fiscal year end, the Company announced that it will redeem all of its 8 1/2% Premium Equity Redemption Cumulative Security Units ("PERCS Units") on December 6, 1998. In connection with this redemption, the Company will issue approximately 10.1 million shares of its common stock and will receive $431.3 million in cash proceeds. For the year ending September 30, 1998, the PERCS Units were included in the computation of diluted earnings per share as 4.3 million of common stock equivalents.

     BOOK VALUE PER SHARE amounted to $14.45 at September 30, 1998, up from $12.40 at September 30, 1997. Excluding net unrealized gains on debt and equity securities available for sale, book value per share amounted to $13.50 at September 30, 1998 and $11.39 at September 30, 1997. On a pro forma basis, assuming that the PERCS Units were converted to Common Stock, book value per share would have been $16.02 at September 30, 1998, compared with $13.40 at September 30, 1997 and, excluding net unrealized gains on debt and equity securities available for sale, would have been $15.10 at September 30, 1998 and $12.47 at September 30, 1997.

     INVESTED ASSETS at September 30, 1998 totaled $26.07 billion, compared with $24.41 billion at September 30, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constitutes 72% of the Company's total investment portfolio, had an aggregate fair value that exceeded its amortized cost by $399.2 million at September 30, 1998, compared with an excess of $398.8 million at September 30, 1997.

     At September 30, 1998, the Bond Portfolio (excluding $292.0 million of redeemable preferred stocks) included $17.21 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $1.30 billion of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1998, approximately $16.73 billion of the Bond Portfolio was investment grade, including $6.71 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At September 30, 1998, the Bond Portfolio included $1.78 billion of bonds that were not investment grade. These non-investment-grade bonds accounted for 4.5% of the Company's total assets and 6.8% of its invested assets. In addition to its direct investment in non-investment-grade bonds, the Company has entered into Total Return Agreements with an aggregate notional principal amount of $533.0 million at September 30, 1998 (see "Asset-Liability Matching").

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at September 30, 1998.

     The following table summarizes the Company's rated bonds by rating classification as of September 30, 1998 (dollars in thousands):

                                              Issues not rated by S&P/Moody's/
  Issues rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC category                        Total
-----------------------------------------   -------------------------------------   --------------------------------------
S&P/(Moody's)/                                                                                                  Percent of
[DCR]/{Fitch}    Amortized     Estimated       NAIC       Amortized    Estimated     Amortized     Estimated     invested
 category(1)       cost       fair value    category(2)      cost      fair value      cost       fair value      assets
--------------  -----------   -----------   -----------   ----------   ----------   -----------   -----------   ----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}   $10,060,902   $10,397,846        1        $2,260,032   $2,436,591   $12,320,934   $12,834,437     49.24%
BBB+ to BBB-
 (Baa1 to
 Baa3)
 [BBB+ to
 BBB-]
 {BBB+ to
 BBB-}            3,189,664     3,246,243        2           653,558      646,319     3,843,222     3,892,562     14.93
BB+ to BB-
 (Ba1 to Ba3)
 [BB+ to BB-]
 {BB+ to BB-}       216,920       198,649        3            73,663       73,835       290,583       272,484      1.05
B+ to B-
 (B1 to B3)
 [B+ to B-]
 {B+ to B-}       1,257,636     1,154,397        4           285,700      261,659     1,543,336     1,416,056      5.43
CCC+ to C
 (Caa to C)
 [CCC]
 {CCC+ to C-}        35,491        31,274        5            73,349       61,032       108,840        92,306      0.35
CI to D
 [DD]
 {D}                     --            --        6             1,436          968         1,436           968      0.00
                -----------   -----------                 ----------   ----------   -----------   -----------
Total rated
 issues         $14,760,613   $15,028,409                 $3,347,738   $3,480,404   $18,108,351   $18,508,813
                ===========   ===========                 ==========   ==========   ===========   ===========


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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $1.30 billion of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $1.89 billion at September 30, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1998, Secured Loans consisted of $982.0 million of publicly traded securities and $903.5 million of privately traded securities. These Secured Loans are composed of loans to 310 borrowers spanning 44 industries, with 26% of these assets concentrated in financial institutions and 15% concentrated in utilities. No other industry concentration constituted more than 6% of these assets.

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

     MORTGAGE LOANS aggregated $3.41 billion at September 30, 1998 and consisted of 1,538 commercial first mortgage loans with an average loan balance of approximately $2.2 million, collateralized by properties located in 47 states. Approximately 27% of this portfolio was multifamily residential, 23% was retail, 17% was office, 11% was manufactured housing, 7% was industrial and 15% was other types. At September 30, 1998, approximately 19%, 12% and 10% of this portfolio was secured by properties located in California, New York and Texas, respectively, and no more than 7% of this portfolio was secured by properties located in any other single state. At September 30, 1998, there were 59 mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 30% of this portfolio. At September 30, 1998, approximately 31% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2001. During 1998, 1997 and 1996 loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At September 30, 1998, approximately 40% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP investments totaled $1.65 billion at September 30, 1998, constituting investments in approximately 661 separate partnerships with an average size of approximately $2.5 million. This portfolio includes: (i) $867.7 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 4,700 separate issuers; (ii) $640.7 million of partnerships that make tax-advantaged investments in affordable housing properties, currently involving approximately 540 multifamily projects in 41 states; and (iii) $136.7 million of partnerships that invest in mortgage loans and income-producing real estate. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent,
a) for the affordable housing partnerships, by the marketability of the tax credits they generate, and b) in the case of many of the other partnerships, by the existence of contractual termination provisions.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges, two-tiered interest rate structures or other restrictions in order to encourage persistency. Approximately 86% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1998.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At September 30, 1998, these assets had an aggregate fair value of $24.36 billion with a duration of 3.7. The Company's fixed-rate liabilities include: fixed annuities; GICs; trust deposits; long-term notes and debentures; and preferred securities of subsidiary grantor trusts. At September 30, 1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $23.10 billion with a duration of 3.4. The Company's potential exposure due to a 10% increase in prevailing interest rates from their September 30, 1998 levels is a loss of $50.8 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At September 30, 1998, the Company had 38 outstanding Swap Agreements with an aggregate notional principal amount of $1.87 billion. These agreements mature in various years through 2010 and have an average remaining maturity of 43 months.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $55.0 million at September 30, 1998, including $19.7 million of bonds and notes and $35.3 million of mortgage loans. At September 30, 1998, defaulted investments constituted 0.2% of total invested assets. At September 30, 1997, defaulted investments totaled $38.0 million, including $15.1 million of bonds and notes and $22.9 million of mortgage loans, and constituted 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1998, approximately $15.74 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $717.0 million, while approximately $3.06 billion of the Bond Portfolio had an aggregate unrealized loss of $317.8 million. In addition, the Company's investment portfolio currently provides approximately $209.4 million of monthly cash flow from scheduled principal and interest payments. Further, $3.23 billion remains available to the Company to issue securities under a shelf registration statement filed in July 1997. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     On a parent company stand-alone basis, SunAmerica Inc. (the "Parent"), at September 30, 1998, had invested assets with a fair value of $2.53 billion and outstanding senior indebtedness of $1.22 billion, comprising all of the Company's outstanding senior indebtedness. Additionally, as of September 30, 1998, the Parent had three GICs purchased by local government entities, which aggregated $213.7 million.

     During November 1996 and October 1995, respectively, the Parent purchased the common securities of SunAmerica Capital Trust III and SunAmerica Capital Trust II (collectively, the "Grantor Trusts") and issued an aggregate of $511.9 million of junior subordinated debentures (the "Debentures") to the Grantor Trusts in connection with the public issuance of the preferred securities of the Grantor Trusts (see Note 10 of Notes to Consolidated Financial Statements).

     The Parent's annual debt service (principal and interest payments) with respect to its senior indebtedness, GIC obligations and Debentures totals $292.0 million for fiscal 1999, $563.5 million for fiscal 2000, $139.0 million for fiscal 2001, $297.4 million for fiscal 2002, $112.3 million for fiscal 2003 and $4.14 billion, in the aggregate, thereafter. On December 6, 1998, the Company is contractually scheduled to receive $431.3 million upon delivery of 10.1 million shares of the Company's Common Stock in accordance with the terms of the Company's PERCS Units.

     The Parent received dividends from its regulated life insurance subsidiaries totaling $143.0 million in September 1998, $118.7 million in April 1997 and $94.3 million in March 1996. The Parent also received dividends of $12.9 million in fiscal 1998, $17.5 million in fiscal 1997 and $16.0 million in fiscal 1996 from its other directly owned subsidiaries. The ability of the Company's life insurance subsidiaries to pay dividends is limited by statute. For the remainder of calendar year 1998, no amounts are available for dividends to the Parent from its regulated life insurance subsidiaries.

     The Company has sold, through three separate coinsurance transactions: (i) the general agency division of SunAmerica Life Insurance Company to Savers Life Insurance Company (in 1989) which subsequently transferred the business to Winterthur Life Re Insurance Company; (ii) the credit life business of Ford Life to Vista Life Insurance Company (in 1996); and (iii) the mortality-based business of CalAmerica Life Insurance Company to Protective Life Insurance Company (in 1996). With respect to these coinsurance transactions, SunAmerica entities could become liable for in-force amounts ceded of $894.7 million, $962.2 million and $1.90 billion, respectively, at September 30, 1998, if the coinsurers were to become unable to meet the obligations assumed under the respective coinsurance agreements. However, the Company considers these contingencies to be remote because the coinsurers are strong credit-worthy institutions and, in the case of the 1989 transaction, assets substantially equal to the policyholder reserves assumed by the coinsurer are held in trust to secure the obligations of the coinsurer. At September 30, 1998, related policyholder reserves carried by the coinsurers were $59.3 million, $10.9 million and $157.3 million, respectively.

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

     In the ordinary course of business, the Company has agreed to make capital contributions, if required, aggregating approximately $670.2 million, to 121 limited partnerships over the next 5 years in exchange for ownership interests in such partnerships.

YEAR 2000

     The Company relies significantly on computer systems and applications in its daily operations. Many of these systems are not presently year 2000 compliant, which means that because they have historically used only two digits to identify the year in a date, they will fail to distinguish dates in the "2000s" from dates in the "1900s." The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage these dates.

     The Company has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications. In fiscal 1997, the Company recorded a $15.0 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems. Management is making expenditures which it expects to ultimately total $15.0 million to replace certain other specific noncompliant systems, which expenditures will be capitalized as software costs and amortized over future periods. Both phases of the project are currently proceeding in accordance with the plan and management expects them to be substantially completed by the end of calendar 1998. Testing of both the repaired and replacement systems will be conducted during calendar 1999.

     In addition, the Company has distributed a year 2000 questionnaire to certain of its significant suppliers, distributors, financial institutions, lessors and others with which it does business to evaluate their year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems and applications may be affected by the failure of others to remediate their own year 2000 issues. To date, however, the Company has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the year 2000 issues. Therefore, there can be no assurance that such other parties will complete their year 2000 conversions in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Disclosure and Analysis of Financial Condition and Results of Operations on pages 24 through 26 herein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required under Part III (Items 10, 11, 12 and 13) will be filed by amendment to Form 10-K, except for the information regarding the executive officers of the Company, which is included in Part I on pages 11-12.

     Based solely on the review of the Forms 3, 4 and 5 furnished to the Company and certain representations made to the Company, the Company believes that the only filing deficiencies under Section 16(a) by its directors and executive officers during 1998 was one late report filed by James R. Belardi, relating to two gifts of an aggregate of 10 shares.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the indexes set forth on pages F-1 and S-1 of this report.

EXHIBITS

Exhibit
  No.                              Description
-------                            -----------
 2(a)      Stock Purchase Agreement between the Company and The
            American Road Insurance Company, dated as of November 10,
            1995, whereby the Company acquired all of the outstanding
            stock of Ford Life Insurance Company from The American Road
            Insurance Company, a subsidiary of Ford Motor Company, is
            incorporated herein by reference to Exhibit 10.1 of the
            Company's Form 8-K, filed on December 12, 1995.
 2(b)      Share Exchange Agreement, dated January 12, 1996, among the
            Company, Stanford Ranch, Inc., and the Stockholders of
            Stanford Ranch, Inc. named therein, whereby the Company
            issued shares of its Common Stock in exchange for all of
            the outstanding shares of common stock of Stanford Ranch,
            Inc., is incorporated herein by reference to the Company's
            Notice of 1996 Annual Meeting and Proxy Statement, filed
            January 15, 1996.
 2(c)      Asset Purchase and Sale Agreement between SunAmerica Life
            Insurance Company and John Alden Life Insurance Company,
            dated as of November 29, 1996 is incorporated herein by
            reference to Exhibit 2(c) to the Company's 1996 Annual
            Report on Form 10-K, filed December 10, 1996.
 2(d)      Stock Purchase Agreement between SunAmerica Life Insurance
            Company and John Alden Financial Corporation, dated as of
            November 29, 1996, regarding all of the outstanding stock
            of John Alden Life Insurance Company of New York, is
            incorporated herein by reference to Exhibit 2(d) to the
            Company's 1996 Annual Report on Form 10-K, filed December
            10, 1996.
 2(e)      Purchase and Sale Agreement by and among the Company, Anchor
            National Life Insurance Company, First SunAmerica Life
            Insurance Company and MBL Life Assurance Corporation, dated as of July 15, 1998.
 2(f)      Agreement and Plan of Merger, dated as of August 19, 1998, providing, among other things, for the merger of the
            Company with and into American International Group, Inc.
            ("AIG"), is incorporated herein by reference to AIG's
            Current Report on Form 8-K, filed August 24, 1998, File No.
            1-8787.
 3(a)      Restated Charter, dated October 3, 1991, is incorporated
            herein by reference to Exhibit 3(a) to the Company's Form 8 dated and filed October 4, 1991, amending the Company's
            Annual Report on Form 10-K for the year ended September 30,
            1990, filed December 20, 1990.
 3(b)      Articles Supplementary, dated June 24, 1992, which define
            the rights of the holders of the Company's 9 1/4% Preferred
            Stock, Series B, are incorporated herein by reference to
            Exhibit 3(c) to the Company's 1992 Annual Report on Form
            10-K, filed November 30, 1992.
 3(c)      Amendment to the Company's Restated Articles of
            Incorporation, dated February 1, 1993, is incorporated
            herein by reference to Exhibit 1 to the Company's Form 8-K, filed February 3, 1993.

Exhibit
  No.                              Description
-------                            -----------
 3(d)      Articles Supplementary, dated March 9, 1993, which define
            the rights of the holders of the Company's Series D
            Mandatory Conversion Premium Dividend Preferred Stock, are
            incorporated herein by reference to Exhibit 3(e) to the
            Company's Registration Statement No. 33-66048 on Form S-4,
            filed July 22, 1993.
 3(e)      Articles Supplementary, dated August 31, 1993, which define the rights of the holders of the Company's Adjustable Rate
            Cumulative Preferred Stock, Series C, are incorporated
            herein by reference to Exhibit 3(f) to the Company's 1993
            Annual Report on Form 10-K, filed December 16, 1993.
 3(f)      Articles Supplementary, dated January 27, 1995, which define the reacquisition of the Company's Series A Mandatory
            Conversion Premium Dividend Preferred Stock, are
            incorporated herein by reference to Exhibit 3(g) to the
            Company's 1995 Annual Report on Form 10-K, filed November
            29, 1995.
 3(g)      Articles Supplementary, dated October 30, 1995, which define the rights of the holders of the Company's Series E
            Mandatory Conversion Premium Dividend Preferred Stock, are
            incorporated herein by reference to Exhibit 3(h) to the
            Company's Annual Report on Form 10-K, filed November 29,
            1995.
 3(h)      Articles of Amendment, dated October 30, 1995, are
            incorporated herein by reference to Exhibit 3(i) to the
            Company's Annual Report on Form 10-K, filed November 29,
            1995.
 3(i)      Articles of Amendment, dated June 7, 1996, are incorporated herein by reference to Exhibit 3(j) to the Company's Annual
            Report on Form 10-K, filed December 10, 1996.
 3(j)      Articles of Amendment, dated February 14, 1997, are
            incorporated herein by reference to Exhibit 3(j) to the
            Company's Annual Report on Form 10-K, filed December 10,
            1997.
 3(k)      Bylaws, as amended and restated on November 8, 1996, are
            incorporated herein by reference to Exhibit 3(k) to the
            Company's Annual Report on Form 10-K, filed December 10,
            1996.
 4(a)      Restated Charter, dated October 3, 1991. See Exhibit 3(a).
 4(b)      Bylaws, as amended and restated on November 8, 1996. See
            Exhibit 3(k).
 4(c)      Articles Supplementary, dated June 24, 1992. See Exhibit
            3(b).
 4(d)      Articles Supplementary, dated March 9, 1993. See Exhibit
            3(d).
 4(e)      Articles Supplementary, dated August 31, 1993. See Exhibit
            3(e).
 4(f)      Form of Subordinated Indenture, dated as of October 28,
            1996, between the Company and The First National Bank of
            Chicago, as Trustee, is incorporated herein by reference to
            Exhibit 4.3 to the Company's Registration Statement No.
            333-14201 on Form S-3, filed October 16, 1996.
 4(g)      Senior Indenture, dated as of April 15, 1993, between the
            Company and The First National Bank of Chicago, as Trustee,
            defining the rights of the holders of the Company's 8 1/8%
            Debentures due April 28, 2023 and certain other debt
            securities of the Company, is incorporated herein by
            reference to Exhibit 4(h) to the Company's 1993 Annual
            Report on Form 10-K, filed December 16, 1993.
 4(h)      Supplemental Indenture, dated as of June 28, 1993,
            supplementing the Senior Indenture, dated as of April 15,
            1993, is incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-14201 on Form
            S-3, filed October 16, 1996.
 4(i)      Supplemental Indenture, dated October 28, 1996,
            supplementing the Senior Indenture, dated as of April 15,
            1993, as amended by the Supplemental Indenture, dated as of
            June 28, 1993, between the Company and The First National
            Bank of Chicago, as Trustee, is incorporated herein by
            reference to Exhibit 4.7 to the Company's Current Report on
            Form 8-K, filed November 6, 1996.

Exhibit
  No.                              Description
-------                            -----------
 4(j)      Junior Subordinated Indenture, dated as of March 15, 1995, as supplemented by the First Supplemental Indenture, dated as of March 15, 1995, defining the rights of the holders of the Company's 9.95% Junior Subordinated Debentures, Series
            A, due 2044, between the Company and The First National
            Bank of Chicago, is incorporated herein by reference to
            Exhibit 4.3 to the Company's Registration Statement No.
            33-62405 on Form S-3, filed September 6, 1995.
 4(k)      Form of Second Supplemental Indenture, dated October 11,
            1995, to the Junior Subordinated Indenture dated as of
            March 15, 1995, defining the rights of the holders of the
            Company's 8.35% Junior Subordinated Debentures due 2044,
            between the Company and The First National Bank of Chicago, as Trustee, is incorporated herein by reference to Exhibit
            4.12 to the Company's Registration Statement No. 33-64205
            on Form S-3, filed September 6, 1995.
 4(l)      Supplemental Indenture, dated October 28, 1996,
            supplementing the Junior Subordinated Indenture, dated as
            of March 15, 1995, between the Company and The First
            National Bank of Chicago, as Trustee, is incorporated
            herein by reference to Exhibit 4.8 to the Company's Current
            Report on Form 8-K, filed November 6, 1996.
 4(m)      Fourth Supplemental Indenture, dated November 13, 1996, to the Junior Subordinated Indenture, dated as of March 15,
            1995, defining the rights of the holders of the Company's
            8.30% Junior Subordinated Debentures due 2045, between the
            Company and The First National Bank of Chicago, as Trustee,
            is incorporated herein by reference to Exhibit 4.16 to the
            Company's Current Report on Form 8-K, filed November 12,
            1996.
 4(n)      Purchase Contract Agreement, dated November 6, 1996, between the Company and The Bank of New York, as Purchase Contract
            Agent (including Form of Security Certificate), is
            incorporated herein reference to Exhibit 4.3 to the
            Company's Current Report on Form 8-K, filed November 6,
            1996.
 4(o)      Pledge Agreement, dated November 6, 1996, among the Company,
            The First National Bank of Chicago, as Collateral Agent,
            and The Bank of New York, as Purchase Contract Agent, is
            incorporated herein by reference to Exhibit 4.4 to the
            Company's Current Report on Form 8-K, filed November 6,
            1996.
 4(p)      Prepaid Securities Indenture, dated November 1, 1996,
            between the Company and The Bank of New York, as Trustee,
            is incorporated herein by reference to Exhibit 4.5 to the
            Company's Current Report on Form 8-K, filed November 6,
            1996.
 4(q)      Supplemental Indenture, dated November 6, 1996, to the
            Prepaid Securities Indenture (including Form of Certificate for the Prepaid Securities), is incorporated herein by
            reference to Exhibit 4.6 to the Company's Current Report on
            Form 8-K, filed November 6, 1996.
 4(r)      Form of Senior Indenture, dated November 15, 1991, defining the rights of the holders of the Company's 9% Notes due
            January 15, 1999 and 9.95% Debenture due February 1, 2012
            between the Company and Security Pacific National Bank,
            Trustee, is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-44084 on
            Form S-3, filed November 20, 1991.
 4(s)      Tri-Party Agreement, dated as of July 1, 1993, among The
            First National Bank of Chicago, Bank of America, NT & SA
            and the Company, appointing The First National Bank of
            Chicago as Successor Trustee to Bank of America NT & SA for
            the Company's 9% Notes due January 15, 1995 and 9.95%
            Debentures due February 1, 2012, is incorporated herein by reference to Exhibit 4(i) to the Company's 1993 Annual
            Report on Form 10-K, filed December 16, 1993.

Exhibit
  No.                              Description
-------                            -----------
 4(t)      Form of Amended and Restated Declaration of Trust of
            SunAmerica Capital Trust I, dated as of June 6, 1995, among the Company and the Trustees of the Trust, is incorporated herein by reference to Exhibit 4.5 to the Company's
            Registration Statement Nos. 33-56961 and 33-56961-01 on
            Form S-4, filed April 12, 1995.
 4(u)      Form of Amended and Restated Declaration of Trust of
            SunAmerica Capital Trust II, dated as of October 11, 1995, among the Company and the Trustees of the Trust, is
            incorporated herein by reference to Exhibit 4.10 to the
            Company's Registration Statement Nos. 33-62405 and
            33-62405-01 on Form S-3, filed September 6, 1995.
 4(v)      Amended and Restated Declaration of Trust of SunAmerica
            Capital Trust III, dated as of November 13, 1996, among the
            Company and Trustees of the Trust, is incorporated herein
            by reference to Exhibit 4.13 to the Company's Current
            Report on Form 8-K, filed November 12, 1996.
 4(w)      Form of Guarantee Agreement, dated October 11, 1995, between the Company and The Bank of New York, as Trustee, relating to the Preferred Securities of SunAmerica Capital Trust II,
            is incorporated herein by reference to Exhibit 4.14 to the
            Company's Registration Statement Nos. 33-62405 and
            33-62405-01 on Form S-3, filed September 6, 1995.
 4(x)      Form of Guarantee Agreement, dated November 13, 1996,
            between the Company and The Bank of New York, as Trustee,
            relating to the Preferred Securities of SunAmerica Capital
            Trust III, is incorporated herein by reference to Exhibit
            4.19 of the Company's Registration Statement Nos. 333-14201
            and 333-14201-01 on Form S-3, filed October 16, 1996.
 4(y)      9.95% Debentures due August 1, 2008, offered by the Company in exchange for issued and outstanding 9.95% Debentures due
            February 1, 2012, issued pursuant to a Senior Indenture,
            dated as of November 1, 1991. See Exhibit 4(r).
10(a)      Employment Agreement, dated July 14, 1992, between the
            Company and Michael L. Fowler, is incorporated herein by
            reference to Exhibit 10(f) to the Company's 1992 Annual
            Report on Form 10-K, filed November 30, 1992.
10(b)      Employment Agreement, dated April 27, 1995, between the
            Company and Jay S. Wintrob, is incorporated herein by
            reference to Exhibit 10(b) to the Company's Quarterly
            Report on Form 10-Q, for the quarter ended June 30, 1995,
            filed August 14, 1995.
10(c)      Employment Agreement, dated August 15, 1997, between the
            Company and Gary W. Krat, is incorporated herein by
            reference to Exhibit 10(d) to the Company's 1997 Annual
            Report on Form 10-K, filed December 10, 1997.
10(d)      1988 Employee Stock Plan is incorporated herein by reference to Exhibit B to the Company's and Kaufman and Broad Home
            Corporation's Notice of and Joint Proxy Statement for
            Special Meeting of Shareholders held on February 21, 1989, filed January 24, 1989.
10(e)      Amended and Restated 1978 Employee Stock Option Program, is
            incorporated herein by reference to Appendix A to the
            Company's Notice of 1987 Annual Meeting of Shareholder's
            and Proxy Statement, filed March 24, 1987.
10(f)      Executive Deferred Compensation Plan is incorporated herein by reference to Exhibit 10(1) to the Company's 1985 Annual
            Report on Form 10-K, filed February 27, 1986.
10(g)      1987 Restricted Stock Plan is incorporated herein by
            reference to Appendix A to the Company's Notice of 1988
            Annual Meeting of Shareholders and Proxy Statement, filed
            March 22, 1988.
10(h)      Executive Deferred Compensation Plan, dated as of October 1,
            1989, is incorporated herein by reference to Exhibit 10(h)
            to the Company's 1994 Annual Report on Form 10-K, filed
            December 1, 1994.

Exhibit
  No.                              Description
-------                            -----------
10(i)      SunAmerica Supplemental Deferral Plan is incorporated herein by reference to Exhibit 10(m) to the Company's 1989 Annual
            Report on Form 10-K, filed December 20, 1989.
10(j)      Long-Term Performance-Based Incentive Plan, Amended and
            Restated 1997, is incorporated herein by reference to
            Appendix C to the Company's Notice of 1997 Annual Meeting
            of Shareholders and Proxy Statement, filed December 30,
            1996.
10(k)      Performance Incentive Compensation Plan is incorporated
            herein by reference to the Company's Notice of 1995 Annual
            Meeting of Shareholders and Proxy Statement, filed December
            1, 1994.
10(l)      1995 Performance Stock Plan as amended and restated is
            incorporated herein by reference to Exhibit 10(e) to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended March 31, 1997, filed May 15, 1997.
10(m)      Registered Representatives' Deferred Compensation Plan is
            incorporated herein by reference to Exhibit 4.1 to the
            Company's Registration Statement No. 333-10523 on Form S-3,
            filed August 20, 1996.
10(n)      Deferred Compensation Agreement is incorporated herein by
            reference to Exhibit 4.2 of the Company's Registration No.
            333-10523 on Form S-3, filed August 20, 1996.
10(o)      Amendment to Performance Incentive Compensation Plan is
            incorporated herein by reference to the Company's Notice of
            1996 Annual Meeting of Shareholders and Proxy Statement,
            filed January 15, 1996.
10(p)      Amendment and Restatement, dated December 31, 1996, to the
            $250,000,000 Credit Agreement, dated as of October 27,
            1996, among the Company and SunAmerica Financial, Inc. as
            Borrowers and Citibank, N.A. as Agent for the banks named
            therein, is incorporated herein by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q, for
            the quarter ended December 31, 1996, filed February 13,
            1997.
10(q)      Executive Savings Plan, effective January 1, 1997, is
            incorporated herein by reference to Exhibit 10.2 to the
            Company's Quarterly Report on Form 10-Q, for the quarter
            ended December 31, 1996, filed February 13, 1997.
10(r)      SunAmerica 1997 Employee Incentive Stock Plan is
            incorporated herein by reference to Appendix A to the
            Company's Notice of 1997 Annual Meeting and Proxy
            Statement, filed December 30, 1996.
10(s)      SunAmerica Long-Term Incentive Plan is incorporated herein by reference to Appendix B to the Company's Notice of 1997
            Annual Meeting and Proxy Statement, filed December 30,
            1996.
10(t)      Non-Employee Directors' Stock Option Plan is incorporated
            herein by reference to Appendix D to the Company's Notice
            of 1997 Annual Meeting and Proxy Statement, filed December
            30, 1996.
10(u)      SunAmerica 1997 Employee Stock Purchase Plan is incorporated herein by reference to Appendix A to the Company's Notice
            of 1998 Annual Meeting and Proxy Statement, filed January
            2, 1998.
10(v)      1998 Long-Term Performance-Based Incentive Plan is
            incorporated herein by reference to Appendix B to the
            Company's Notice of 1998 Annual Meeting and Proxy
            Statement, filed on January 2, 1998.
10(w)      List of Executive Compensation Plans and Arrangements.
12(a)      Statement re Computation of ratio of earnings to fixed
            charges.
12(b)      Statement re Computation of ratio of earnings to combined
            fixed charges and preferred stock dividends.

Exhibit
  No.                              Description
-------                            -----------
21         Subsidiaries of the Company.
23         Consent of Independent Accountants.
27         Financial Data Schedule.

REPORTS ON FORM 8-K

     On July 17, 1998, the Company filed a Current Report on Form 8-K to file a press release in connection with the Company's acquisition of, on behalf of its subsidiary, Anchor National Life Insurance Company, a block of individual life and individual and group annuity business of MBL Life Assurance Corporation.

     On August 25, 1998, the Company filed a Current Report on Form 8-K to file the Agreement and Plan of Merger, dated August 19, 1998, between the Company and American International Group, Inc. ("AIG") (incorporated by reference to Form 8-K filed by AIG on August 24, 1998, File No. 1-8787), and a Joint Press Release dated August 20, 1998, issued by the Company and AIG (incorporated by reference to Form 8-K filed by AIG on August 20, 1998, File No. 1-8787).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUNAMERICA INC.

Date: December 18, 1998                   By:          SCOTT L. ROBINSON
                                            ------------------------------------
                                                     Scott L. Robinson
                                            Senior Vice President and Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   Signature                                     Title                     Date
                   ---------                                     -----                     ----
                   ELI BROAD                        Chairman, President              December 18, 1998
------------------------------------------------     and Chief Executive Officer
                   Eli Broad                         (Principal Executive Officer)

                 JAY S. WINTROB                     Vice Chairman, Chief Operating   December 18, 1998
------------------------------------------------     Officer and Director
                 Jay S. Wintrob

                JAMES R. BELARDI                    Executive Vice President         December 18, 1998
------------------------------------------------     (Principal Financial Officer)
                James R. Belardi

               SCOTT L. ROBINSON                    Senior Vice President and        December 18, 1998
------------------------------------------------     Controller (Principal
               Scott L. Robinson                     Accounting Officer)

              WILLIAM F. ALDINGER                   Director                         December 18, 1998
------------------------------------------------
              William F. Aldinger

               PHILIP G. HEASLEY                    Director                         December 18, 1998
------------------------------------------------
               Philip G. Heasley

                DAVID O. MAXWELL                    Director                         December 18, 1998
------------------------------------------------
                David O. Maxwell

                  BARRY MUNITZ                      Director                         December 18, 1998
------------------------------------------------
                  Barry Munitz

                 LESTER POLLOCK                     Director                         December 18, 1998
------------------------------------------------
                 Lester Pollack

               CARL E. REICHARDT                    Director                         December 18, 1998
------------------------------------------------
               Carl E. Reichardt

              SANFORD C. SIGOLOFF                   Director                         December 18, 1998
------------------------------------------------
              Sanford C. Sigoloff

               HAROLD M. WILLIAMS                   Director                         December 18, 1998
------------------------------------------------
               Harold M. Williams

             KAREN HASTIE WILLIAMS                  Director                         December 18, 1998
------------------------------------------------
             Karen Hastie Williams

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                  Page(s)
                                                              ----------------
Report of Independent Accountants...........................        F-2
Consolidated Balance Sheet as of September 30, 1998 and
  1997......................................................        F-3
Consolidated Income Statement for the years ended September
  30, 1998, 1997 and 1996...................................        F-4
Consolidated Statement of Cash Flows for the years ended
  September 30, 1998, 1997 and 1996.........................  F-5 through F-6
Notes to Consolidated Financial Statements..................  F-7 through F-29

     Separate financial statements of subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they do not individually constitute a significant subsidiary.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SunAmerica Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and statement of cash flows present fairly, in all material respects, the financial position of SunAmerica Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Los Angeles, California
November 9, 1998

                                SUNAMERICA INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    September 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                                                    (In thousands)
ASSETS
Investments:
  Cash and short-term investments...........................  $ 1,796,132    $   993,349
  Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: 1998,
     $18,401,656,000; 1997, $18,124,837,000)................   18,800,847     18,523,655
  Mortgage loans............................................    3,412,449      3,139,309
  Common stocks available for sale, at fair value (cost:
     1998, $34,843,000; 1997, $32,821,000)..................       82,808         96,541
  Equity-method partnerships................................      779,098        561,336
  Cost-method partnerships..................................      865,953        725,457
  Real estate...............................................       53,605         81,569
  Other invested assets.....................................      274,515        286,962
                                                              -----------    -----------
  Total investments.........................................   26,065,407     24,408,178
Variable annuity assets held in separate accounts...........   11,405,434      9,514,675
Accrued investment income...................................      297,313        296,637
Deferred acquisition costs..................................      996,503      1,118,582
Other assets................................................      435,750        298,814
                                                              -----------    -----------
TOTAL ASSETS................................................  $39,200,407    $35,636,886
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts......................  $12,970,549    $14,445,126
  Reserves for guaranteed investment contracts..............    8,380,844      5,553,292
  Trust deposits............................................      439,918        427,433
  Payable to brokers for purchases of securities............       91,463        266,477
  Income taxes currently payable............................        2,684          2,025
  Other liabilities.........................................      811,055        828,916
                                                              -----------    -----------
  Total reserves, payables and accrued liabilities..........   22,696,513     21,523,269
                                                              -----------    -----------
Variable annuity liabilities related to separate accounts...   11,405,434      9,514,675
                                                              -----------    -----------
Long-term notes and debentures..............................    1,216,483      1,136,072
                                                              -----------    -----------
Deferred income taxes.......................................      394,910        383,764
                                                              -----------    -----------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary grantor trusts whose sole assets
  are junior subordinated debentures of the Company.........      495,000        495,000
                                                              -----------    -----------
Shareholders' equity:
  Preferred Stock...........................................      248,000        248,000
  Nontransferable Class B Stock.............................       16,273         16,273
  Common Stock..............................................      179,526        179,076
  Additional paid-in capital................................      755,776        750,401
  Retained earnings.........................................    1,596,220      1,180,446
  Net unrealized gains on debt and equity securities
     available for sale.....................................      196,272        209,910
                                                              -----------    -----------
  Total shareholders' equity................................    2,992,067      2,584,106
                                                              -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $39,200,407    $35,636,886
                                                              ===========    ===========

See accompanying notes

                                SUNAMERICA INC.

                         CONSOLIDATED INCOME STATEMENT

                                                                Years ended September 30,
                                                        -----------------------------------------
                                                            1998           1997          1996
                                                        ------------   ------------   -----------
                                                        (In thousands, except per-share amounts)
Investment income.....................................  $ 2,160,463    $ 1,795,826    $1,254,288
                                                        -----------    -----------    ----------
Interest expense on:
  Fixed annuity contracts.............................     (721,490)      (644,426)     (410,269)
  Guaranteed investment contracts.....................     (426,496)      (314,144)     (252,027)
  Trust deposits......................................       (9,400)        (9,726)       (9,968)
  Senior indebtedness.................................     (120,253)      (106,279)      (69,033)
                                                        -----------    -----------    ----------
  Total interest expense..............................   (1,277,639)    (1,074,575)     (741,297)
                                                        -----------    -----------    ----------
Dividends paid on preferred securities of grantor
  trusts..............................................      (41,178)       (41,874)      (20,235)
                                                        -----------    -----------    ----------
NET INVESTMENT INCOME.................................      841,646        679,377       492,756
                                                        -----------    -----------    ----------
NET REALIZED INVESTMENT LOSSES........................      (41,721)       (29,203)      (30,314)
                                                        -----------    -----------    ----------
Fee income:
  Variable annuity fees...............................      204,474        141,204       104,661
  Net retained commissions............................      114,461         64,911        49,824
  Surrender charges...................................       54,361         35,241        22,086
  Asset management fees...............................       29,592         25,764        25,413
  Loan servicing fees.................................       23,398         24,264        23,846
  Trust fees..........................................       18,080         17,912        16,684
  Other fees..........................................       14,461          8,407         5,897
                                                        -----------    -----------    ----------
TOTAL FEE INCOME......................................      458,827        317,703       248,411
                                                        -----------    -----------    ----------
GENERAL AND ADMINISTRATIVE EXPENSES...................     (310,273)      (265,738)     (210,650)
                                                        -----------    -----------    ----------
AMORTIZATION OF DEFERRED ACQUISITION COSTS............     (241,167)      (165,089)     (108,176)
                                                        -----------    -----------    ----------
PRETAX INCOME.........................................      707,312        537,050       392,027
Income tax expense....................................     (191,000)      (158,000)     (117,600)
                                                        -----------    -----------    ----------
NET INCOME............................................  $   516,312    $   379,050    $  274,427
                                                        ===========    ===========    ==========
NET INCOME PER SHARE:
  Basic...............................................  $      2.61    $      2.01    $     1.44
                                                        ===========    ===========    ==========
  Diluted.............................................  $      2.34    $      1.81    $     1.32
                                                        ===========    ===========    ==========

See accompanying notes

                                SUNAMERICA INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            Years ended September 30,
                                                    ------------------------------------------
                                                        1998           1997           1996
                                                    ------------   ------------   ------------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................  $    516,312   $    379,050   $    274,427
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Interest credited to:
     Fixed annuity contracts......................       721,490        644,426        410,269
     Guaranteed investment contracts..............       426,496        314,144        252,027
     Trust deposits...............................         9,400          9,726          9,968
   Net realized investment losses.................        41,721         29,203         30,314
   Accretion of net discounts on investments......       (61,691)       (38,684)       (28,610)
   Provision for deferred income taxes............        22,477        128,001         (3,457)
Change in:
  Accrued investment income.......................          (881)       (59,214)       (10,347)
  Deferred acquisition costs......................       (48,187)       (78,564)       (50,495)
  Other assets....................................       (47,894)       (32,846)       (18,958)
  Income taxes currently payable..................        (3,687)       (84,424)        19,052
  Other liabilities...............................       (15,653)       157,598         38,275
Other, net........................................         1,247         (1,652)        15,721
                                                    ------------   ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........     1,561,150      1,366,764        938,186
                                                    ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of:
  Bonds, notes and redeemable preferred stocks....   (21,020,936)   (19,506,303)   (11,476,827)
  Mortgage loans..................................    (1,048,059)      (990,408)      (320,748)
  Partnerships....................................    (1,372,571)    (1,062,133)      (712,749)
  Other investments, excluding short-term
     investments..................................      (398,387)      (269,538)      (132,711)
  Net assets of acquired businesses...............       (44,784)       173,239         62,790
Sales of:
  Bonds, notes and redeemable preferred stocks....    16,978,966     13,108,441      7,490,441
  Mortgage loans..................................            --        333,763             --
  Partnerships....................................       786,919        679,169        318,303
  Other investments, excluding short-term
     investments..................................        73,676         92,626         63,556
Redemptions and maturities of:
  Bonds, notes and redeemable preferred stocks....     3,704,503      4,425,246      2,891,448
  Mortgage loans..................................       774,408        428,636        199,564
  Partnerships....................................       156,708        321,901        183,014
  Other investments, excluding short-term
     investments..................................       373,178        180,868         50,819
                                                    ------------   ------------   ------------
NET CASH USED BY INVESTING ACTIVITIES.............    (1,036,379)    (2,084,493)    (1,383,100)
                                                    ------------   ------------   ------------

                                SUNAMERICA INC.

                                                                     Years ended September 30,
                                                        --------------------------------------
                                                               1998          1997         1996
                                                        -----------   -----------   ----------
                                                                    (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends to shareholders............  $  (100,538)  $   (67,819)  $  (61,721)
Premium receipts on:
  Fixed annuity contracts.............................    1,797,798     1,490,556      993,376
  Guaranteed investment contracts.....................    4,007,478     2,076,941    1,019,275
Net exchanges from the fixed accounts of variable
  annuity contracts...................................   (1,365,106)     (660,332)    (260,635)
Receipts of trust deposits............................      877,698       787,599      454,237
Withdrawal payments on:
  Fixed annuity contracts.............................   (2,158,737)   (1,454,718)    (786,724)
  Guaranteed investment contracts.....................   (1,607,875)   (1,010,127)    (708,743)
  Trust deposits......................................     (874,615)     (805,937)    (454,718)
Claims and annuity payments on fixed annuity
  contracts...........................................     (474,851)     (387,181)    (232,361)
Net proceeds from issuances of long-term notes and
  debentures..........................................       98,544       559,332       47,478
Net proceeds from issuances of preferred securities of
  subsidiary grantor trusts...........................           --       299,586      179,476
Payment for redemption of preferred securities of a
  subsidiary grantor trust............................           --       (52,631)          --
Net proceeds from issuance of Preferred Stock.........           --            --      240,547
Payments for redemptions of Preferred Stock...........           --      (136,549)          --
Net proceeds from issuance of Common Stock............           --       577,268           --
Other, net............................................       78,216       (34,273)    (310,560)
                                                        -----------   -----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............      278,012     1,181,715      118,927
                                                        -----------   -----------   ----------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS.........................................      802,783       463,986     (325,987)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF
  PERIOD..............................................      993,349       529,363      855,350
                                                        -----------   -----------   ----------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD......  $ 1,796,132   $   993,349   $  529,363
                                                        ===========   ===========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness.........................  $   156,511   $   130,461   $   66,037
                                                        ===========   ===========   ==========
Income taxes paid, net of refunds received............  $   172,441   $   114,423   $  102,005
                                                        ===========   ===========   ==========

See accompanying notes

                                SUNAMERICA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     SunAmerica Inc. (the "Company") conducts its business through five segments: annuity operations, asset management, retirement trust services, broker-dealer operations and premium financing. Annuity operations, which include the sale and administration of fixed and variable annuities and guaranteed investment contracts, are conducted through the Company's five life insurance subsidiaries: SunAmerica Life Insurance Company; Anchor National Life Insurance Company; CalAmerica Life Insurance Company ("CalAmerica"); First SunAmerica Life Insurance Company; and SunAmerica National Life Insurance Company. Asset management, which includes the sale and management of mutual funds, is conducted by SunAmerica Asset Management Corp. Retirement trust services are provided by Resources Trust Company and include custodial and administrative services for self-directed retirement plans. Broker-dealer operations include the sale of securities and financial services products, and are conducted by the Company's six broker-dealer subsidiaries: Royal Alliance Associates, Inc.; SunAmerica Securities, Inc.; Advantage Capital Corporation; FSC Securities Corporation; Sentra Securities Corporation; and Spelman & Co., Inc. Premium financing is provided by Imperial Premium Finance, Inc. and involves the origination, sale and servicing of short-term premium finance loans.

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

     Partnerships are accounted for by using the equity method if the Company exercises significant influence over their operating affairs; otherwise, the cost method is used. For partnerships that invest in tax-advantaged affordable housing units, interest is capitalized during construction. The Company invests in such partnerships principally with the intent to syndicate them to third-party investors once construction of the underlying projects is completed. Investments in such partnerships are accounted for by using the equity method and sales of such partnerships are accounted for as sales of real estate. Because the Company provides certain operating and yield guarantees to the buyers, the gain realized upon sale is deferred, after recognition of syndication compensation, and amortized over a 15-year period. Syndication compensation, imputed interest and amortization of deferred gains are included in Investment Income in the income statement. The carrying value of partnerships that are determined by the general partner to have declines in value that are other than temporary are reduced to net realizable value.

     Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. Premiums and discounts on investments are amortized to investment income using the interest method over the contractual lives of the investments.

     Prior to September 24, 1998, the Company entered into certain combined structured note transactions which have been accounted for as separate notes and in accordance with the provisions of Consensus No. 96-12 of the Emerging Issues Task Force. At its November 1998 meeting, the task force issued Consensus No. 98-15 which concludes that combined structured note transactions entered into after September 24, 1998 should be accounted for as a unit. If the Company had accounted for these notes as a unit, net income for 1998 would have been increased by $72,103,000 (or $0.33 per diluted share) to $588,415,000 (or $2.67 per diluted share).

     INTEREST RATE SWAP AGREEMENTS. The net differential to be paid or received on interest rate swap agreements ("Swap Agreements") entered into to reduce the impact of changes in interest rates is recognized over the lives of the agreements, and such differential is classified as Investment Income or Interest Expense in the income statement. Initially, Swap Agreements are designated as hedges and, therefore, are not marked to market. However, when a hedged asset/liability is sold or repaid before the related Swap Agreement matures, the Swap Agreement is marked to market and any gain/loss is classified with any gain/loss realized on the disposition of the hedged asset/liability. Subsequently, the Swap Agreement is marked to market and the resulting change in fair value is included in Investment Income in the income statement. When a Swap Agreement that is designated as a hedge is terminated before its contractual maturity, any resulting gain/loss is credited/charged to the carrying value of the asset/liability that it hedged and is treated as premium/discount for the remaining life of the asset/liability.

                                SUNAMERICA INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     TOTAL RETURN CORPORATE BOND SWAP AGREEMENTS. Total return corporate bond swap agreements ("Total Return Agreements") have been entered into for investment purposes, and, accordingly, are marked to market with the related gain/loss classified as Investment Income in the income statement.

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

     As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity securities available for sale that is credited or charged directly to shareholders' equity. Deferred Acquisition Costs have been decreased by $145,200,000 at September 30, 1998 and $139,600,000 at September 30, 1997 for this adjustment.

     VARIABLE ANNUITY ASSETS AND LIABILITIES. The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

     GOODWILL. Goodwill, amounting to $91,886,000 at September 30, 1998, is amortized by using the straight-line method over periods ranging from 25 to 40 years and is included in Other Assets in the balance sheet. Goodwill is evaluated for impairment when events or changes in economic conditions indicate that the carrying amount may not be recoverable.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131").

     SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for the Company as of October 1, 1998 and is not included in these financial statements.

                                SUNAMERICA INC.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     SFAS 131 establishes standards for the disclosure of information about the Company's operating segments. SFAS 131 is effective for the year ending September 30, 1999 and is not included in these financial statements.

     Implementation of SFAS 130 and SFAS 131 will not have an impact on the Company's results of operations, financial condition or liquidity.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for the Company as of October 1, 1999 and is not included in these financial statements. The Company has not completed its analysis of the effect of SFAS 133, but management believes that it will not have a material impact on the Company's results of operations, financial condition or liquidity.

NOTE 3 -- PENDING MERGER WITH AMERICAN INTERNATIONAL GROUP, INC.

     On August 20, 1998, the Company announced that it has entered into a definitive agreement to merge with and into American International Group, Inc. ("AIG"). Under the terms of the agreement, each share of the Company's Common Stock (including Nontransferable Class B) will be exchanged for 0.855 shares of AIG's common stock. The transaction will be treated as a pooling of interests for accounting purposes and will be a tax-free reorganization. The transaction was approved by both the Company's and AIG's shareholders on November 18, 1998, and, subject to various regulatory approvals, will be completed in late 1998 or early 1999.

                                SUNAMERICA INC.

NOTE 4 -- EARNINGS PER SHARE

     The calculations of basic and diluted earnings per share are as follows:

                                                                   Years ended September 30,
                                                           -----------------------------------------
                                                              1998           1997           1996
                                                           -----------    -----------    -----------
                                                           (In thousands, except per-share amounts)
BASIC EARNINGS PER SHARE:
Net income...............................................   $516,312       $379,050       $274,427
                                                            --------       --------       --------
Less preferred stock dividends:
  9 1/4% Preferred Stock, Series B.......................         --         (5,754)        (8,124)
  Adjustable Rate Cumulative Preferred Stock, Series C...         --            (28)        (3,408)
  Series D Mandatory Conversion Premium Dividend
     Preferred Stock.....................................         --             --         (4,713)
  Series E Mandatory Conversion Premium Dividend
     Preferred Stock.....................................    (12,400)       (12,400)       (10,815)
                                                            --------       --------       --------
Total preferred stock dividends..........................    (12,400)       (18,182)       (27,060)
                                                            --------       --------       --------
Income available to common shareholders..................   $503,912       $360,868       $247,367
                                                            ========       ========       ========
Average common shares issued and outstanding.............    195,405        182,640        175,118
Less common shares issued and outstanding but not vested
  to participants under various employee stock plans.....     (2,382)        (3,259)        (3,527)
                                                            --------       --------       --------
Average shares outstanding...............................    193,023        179,381        171,591
                                                            ========       ========       ========
Basic earnings per share.................................   $   2.61       $   2.01       $   1.44
                                                            ========       ========       ========
DILUTED EARNINGS PER SHARE:
Net income...............................................   $516,312       $379,050       $274,427
                                                            --------       --------       --------
Less preferred stock dividends:
  9 1/4% Preferred Stock, Series B.......................         --         (5,754)        (8,124)
  Adjustable Rate Cumulative Preferred Stock, Series C...         --            (28)        (3,408)
                                                            --------       --------       --------
Total preferred stock dividends..........................         --         (5,782)       (11,532)
                                                            --------       --------       --------
Income available to common shareholders..................   $516,312       $373,268       $262,895
                                                            ========       ========       ========
Average common shares issued and outstanding.............    195,405        182,640        175,118
Plus incremental shares from potential common stock:
  Average number of shares arising from outstanding
     employee stock plans................................      8,472          5,612          4,147
  Average number of shares issuable upon conversion of
     Series D Mandatory Conversion Premium Dividend
     Preferred Stock.....................................         --             --          3,876
  Average number of shares issuable upon conversion of
     Series E Mandatory Conversion Premium Dividend
     Preferred Stock.....................................     12,216         14,301         16,212
  Average number of shares issuable upon conversion of
     Premium Equity Redemption Cumulative Security
     Units...............................................      4,311          3,173             --
                                                            --------       --------       --------
Average shares outstanding...............................    220,404        205,726        199,353
                                                            ========       ========       ========
Diluted earnings per share...............................   $   2.34       $   1.81       $   1.32
                                                            ========       ========       ========

                                SUNAMERICA INC.

NOTE 5 -- ACQUISITIONS

     On March 31, 1997, the Company completed the acquisition of 1) a block of annuity contracts from John Alden Life Insurance Company, a subsidiary of John Alden Financial Corporation, and 2) all of the outstanding common stock of John Alden Life Insurance Company of New York, for a total cash purchase price of approximately $238,282,000 (collectively, the "John Alden Acquisition"). As part of this transaction, the Company acquired assets having an aggregate fair value of $5,056,098,000, composed primarily of invested assets totaling $5,000,822,000. Liabilities assumed in this transaction totaled $5,218,828,000, including $5,161,538,000 of fixed annuity reserves. An amount equal to the sum of the purchase price and the fair value of the net liabilities assumed, amounting to $291,786,000 at September 30, 1998, is included in Deferred Acquisition Costs in the balance sheet. On October 31, 1997, John Alden Life Insurance Company of New York was merged with and into the Company's other New York-chartered life insurance subsidiary, First SunAmerica Life Insurance Company.

     On April 1, 1996, the Company completed the acquisition of a $958,672,000 block of annuity contracts (the "Central National Annuity Contracts") from The Central National Life Insurance Company of Omaha, a subsidiary of Beneficial Corp. for a purchase price of $20,806,000. As part of this acquisition, the Company acquired assets having an aggregate fair value of $939,006,000, composed primarily of invested assets totaling $929,561,000. An amount equal to the excess of the sum of the purchase price and fair value of the annuity reserves assumed over the fair value of the assets acquired, amounting to $19,715,000 at September 30, 1998, is included in Deferred Acquisition Costs in the balance sheet.

     On February 29, 1996, the Company completed the acquisition of all of the outstanding stock of Ford Life Insurance Company ("Ford Life") for a cash purchase price of $172,500,000. The Company acquired assets having an aggregate fair value of $3,146,072,000, composed primarily of invested assets totaling $3,097,151,000. Liabilities assumed in this acquisition totaled $3,090,123,000, including $3,050,575,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $57,121,000 at September 30, 1998, is included in Deferred Acquisition Costs in the balance sheet. On December 31, 1996, Ford Life was merged with and into SunAmerica Life Insurance Company.

     On December 29, 1995, the Company completed the acquisition of all of the outstanding stock of CalAmerica for a cash purchase price of $120,000,000. The Company acquired assets having an aggregate fair value of $739,852,000, composed primarily of invested assets totaling $722,461,000. Liabilities assumed in this acquisition totaled $662,316,000, including $645,379,000 of fixed annuity reserves. An amount equal to the excess of the purchase price over the fair value of the net assets acquired, amounting to $28,897,000 at September 30, 1998, is included in Deferred Acquisition Costs in the balance sheet.

     These acquisitions have been accounted for by using the purchase method of accounting. Accordingly, the income statement includes the operating results of the John Alden Acquisition for only the period from April 1, 1997 through September 30, 1998; the operating results of the Central National Annuity Contracts for only the period from April 1, 1996 through September 30, 1998; Ford Life's operating results for only the period from March 1, 1996 through September 30, 1998; and CalAmerica's operating results for only the period from January 1, 1996 through September 30, 1998. On a pro forma (unaudited) basis, assuming the John Alden Acquisition occurred on October 1, 1996, revenues (investment income, net realized investment losses and fee income) would have been $2,269,135,000 and net income would have been $397,402,000 ($1.90 per diluted share) for the year ended September 30, 1997.

                                SUNAMERICA INC.

NOTE 5 -- ACQUISITIONS (CONTINUED)
     At September 30, 1998, the deferred acquisition costs arising from these transactions aggregated $397,519,000, and are being amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the assumed annuity contracts. Future annual amortization is projected to be as follows: 1999, $92,504,000; 2000, $69,717,000; 2001,
$52,786,000; 2002, $39,481,000; 2003, $30,641,000; and thereafter, in the aggregate, $112,390,000. The deferred acquisition costs are substantially less than computations of the present values of estimated future profits discounted at the related weighted average crediting rates.

     On July 15, 1998, the Company entered into a definitive agreement to acquire MBL Life Assurance Corporation's individual life and individual and group annuity business (which had approximately $3 billion of fixed annuity reserves and $2 billion in reserves for universal life policies) for approximately $130 million in cash. The acquisition is subject to customary conditions and required regulatory approvals, and is expected to be completed by the end of December 1998.

NOTE 6 -- INVESTMENTS

     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by major category follow:

                                                                              Estimated
                                                               Amortized        fair
                                                                 cost           value
                                                              -----------    -----------
                                                                    (In thousands)
AT SEPTEMBER 30, 1998:
Securities of the United States Government..................  $   791,544    $   828,809
Mortgage-backed securities..................................    5,752,003      5,911,623
Securities of public utilities..............................    1,125,568      1,136,032
Corporate bonds and notes...................................    8,056,639      8,208,342
Asset-backed securities.....................................    1,768,848      1,790,037
Redeemable preferred stocks.................................      293,305        292,034
Other debt securities.......................................      613,749        633,970
                                                              -----------    -----------
Total available for sale....................................  $18,401,656    $18,800,847
                                                              ===========    ===========
AT SEPTEMBER 30, 1997:
Securities of the United States Government..................  $ 1,111,064    $ 1,126,468
Mortgage-backed securities..................................    6,208,610      6,344,036
Securities of public utilities..............................      532,577        542,583
Corporate bonds and notes...................................    8,086,802      8,288,921
Asset-backed securities.....................................    1,566,605      1,586,242
Redeemable preferred stocks.................................      152,449        162,955
Other debt securities.......................................      466,730        472,450
                                                              -----------    -----------
Total available for sale....................................  $18,124,837    $18,523,655
                                                              ===========    ===========

                                SUNAMERICA INC.

NOTE 6 -- INVESTMENTS (CONTINUED)
     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by contractual maturity, as of September 30, 1998, follow:

                                                                              Estimated
                                                               Amortized        fair
                                                                 cost           value
                                                              -----------    -----------
                                                                    (In thousands)
Due in one year or less.....................................  $   283,675    $   279,357
Due after one year through five years.......................    3,903,566      4,094,035
Due after five years through ten years......................    6,026,726      6,053,320
Due after ten years.........................................    2,435,686      2,462,512
Mortgage-backed securities..................................    5,752,003      5,911,623
                                                              -----------    -----------
Total available for sale....................................  $18,401,656    $18,800,847
                                                              ===========    ===========

     Actual maturities of bonds, notes and redeemable preferred stocks will differ from those shown above due to prepayments and redemptions.

     Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale by major category follow:

                                                                Gross         Gross
                                                              unrealized    unrealized
                                                                gains         losses
                                                              ----------    ----------
                                                                   (In thousands)
AT SEPTEMBER 30, 1998:
Securities of the United States Government..................   $ 38,126     $    (861)
Mortgage-backed securities..................................    177,753       (18,133)
Securities of public utilities..............................     40,185       (29,721)
Corporate bonds and notes...................................    400,157      (248,454)
Asset-backed securities.....................................     34,942       (13,753)
Redeemable preferred stocks.................................      5,532        (6,803)
Other debt securities.......................................     20,345          (124)
                                                               --------     ---------
Total available for sale....................................   $717,040     $(317,849)
                                                               ========     =========
AT SEPTEMBER 30, 1997:
Securities of the United States Government..................   $ 16,393     $    (989)
Mortgage-backed securities..................................    158,988       (23,562)
Securities of public utilities..............................     10,581          (575)
Corporate bonds and notes...................................    236,038       (33,919)
Asset-backed securities.....................................     20,261          (624)
Redeemable preferred stocks.................................     10,564           (58)
Other debt securities.......................................      6,018          (298)
                                                               --------     ---------
Total available for sale....................................   $458,843     $ (60,025)
                                                               ========     =========

     At September 30, 1998, gross unrealized gains on equity securities available for sale aggregated $49,631,000 and gross unrealized losses aggregated $1,666,000. At September 30, 1997, gross unrealized gains on equity securities available for sale aggregated $64,635,000 and gross unrealized losses aggregated $915,000.

                                SUNAMERICA INC.

NOTE 6 -- INVESTMENTS (CONTINUED)
     Gross realized investment gains and losses on sales of investments are as follows:

                                                            Years ended September 30,
                                                     ----------------------------------------
                                                       1998         1997            1996
                                                     ---------    ---------    --------------
                                                                  (In thousands)
BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:
Available for sale:
  Realized gains...................................  $ 306,251    $ 155,610       $ 81,323
  Realized losses..................................   (259,249)    (141,513)       (93,261)
EQUITIES:
Realized gains.....................................     13,768       22,755          8,765
Realized losses....................................       (614)        (760)        (5,365)
OTHER INVESTMENTS:
Realized gains.....................................      8,858        2,286         13,234
Realized losses....................................       (948)      (2,268)           (72)
IMPAIRMENT WRITEDOWNS..............................   (109,787)     (65,313)       (34,938)
                                                     ---------    ---------       --------
Total net realized investment losses...............  $ (41,721)   $ (29,203)      $(30,314)
                                                     =========    =========       ========

     The sources and related amounts of investment income are as follows:

                                                             Years ended September 30,
                                                     -----------------------------------------
                                                        1998          1997           1996
                                                     ----------    ----------    -------------
                                                                  (In thousands)
Short-term investments.............................  $   90,994    $   83,021     $   66,378
Bonds, notes and redeemable preferred stocks.......   1,413,205     1,169,631        819,812
Mortgage loans.....................................     287,829       222,403        149,476
Equity-method partnerships.........................     159,846       126,865         96,452
Cost-method partnerships...........................     211,228       114,667         82,116
Other invested assets..............................      (2,639)       79,239         40,054
                                                     ----------    ----------     ----------
Total investment income............................  $2,160,463    $1,795,826     $1,254,288
                                                     ==========    ==========     ==========

     Expenses incurred to manage the investment portfolio amounted to $30,653,000 for the year ended September 30, 1998, $26,801,000 for the year ended September 30, 1997 and $21,475,000 for the year ended September 30, 1996 and are included in General and Administrative Expenses in the income statement.

     Investments in unconsolidated partnerships accounted for by using the equity method of accounting totaled $779,098,000 at September 30, 1998. At that date, total combined assets of these partnerships were $3,033,520,000 (consisting entirely of investments) and total combined liabilities were $2,156,368,000 (including $1,379,117,000 of nonrecourse notes payable to banks). For the year then ended, total combined revenues and expenses of such partnerships were $446,412,000 and $214,010,000, respectively, resulting in $232,402,000 of total combined pretax income.

     Investments in unconsolidated partnerships accounted for by using the equity method of accounting totaled $561,336,000 at September 30, 1997. At that date, total combined assets of these partnerships were $2,220,060,000 (including $2,211,405,000 of investments) and total combined liabilities were $1,593,596,000 (including $1,543,148,000 of nonrecourse notes payable to banks). For the year then ended, total combined revenues and expenses of such partnerships were $290,406,000 and $146,104,000, respectively, resulting in $144,302,000 of total combined pretax income.

                                SUNAMERICA INC.

NOTE 6 -- INVESTMENTS (CONTINUED)
     At September 30, 1998, no investment exceeded 10% of the Company's consolidated shareholders' equity.

     At September 30, 1998, mortgage loans were collateralized by properties located in 46 states, with loans totaling approximately 19%, 12% and 10% of the aggregate carrying value of the portfolio secured by properties located in California, New York and Texas, respectively.

     At September 30, 1998, bonds, notes and redeemable preferred stocks included $1,781,814,000 of bonds and notes not rated investment grade. The Company had no material concentrations of non-investment-grade assets at September 30, 1998.

     At September 30, 1998, the carrying value of investments in default as to the payment of principal or interest was $55,009,000, consisting of $19,672,000 of non-investment-grade bonds and $35,337,000 of mortgage loans.

     As a component of its asset and liability management strategy, the Company utilizes Swap Agreements to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At September 30, 1998, the Company had 38 outstanding Swap Agreements with an aggregate notional principal amount of $1,870,427,000. These agreements mature in various years through 2010 and have an average remaining maturity of 43 months. With respect to swaps that hedge assets, net interest received (paid) amounted to ($6,706,000), ($1,091,000) and $5,214,000 for the years ended September 30,
1998, 1997 and 1996, respectively, and is included in Investment Income in the income statement. With respect to swaps that hedge liabilities, net interest paid amounted to $5,430,000, $1,706,000 and $168,000 for the years ended September 30, 1998, 1997 and 1996, respectively, and is included in Interest Expense on Guaranteed Investment Contracts in the income statement.

     For investment purposes, the Company also has entered into various Total Return Agreements with an aggregate notional principal amount of $533,000,000 (the "Notional Amount") at September 30, 1998. The Total Return Agreements effectively exchange a fixed rate of interest (the "Payment Amount") on the Notional Amount for the coupon income plus or minus the increase or decrease in the fair value (the "Total Return") of specified non-investment-grade bonds (the "Bonds"). The Total Return Agreements mature in March 1999; however, the Company intends to enter into other similar agreements. The Company is exposed to potential loss, due to credit risk on the underlying non-investment-grade bonds and bond market fluctuations, equal to the Payment Amount plus any reduction in the aggregate fair value of the Bonds below the Notional Amount. The Company is also exposed to potential credit loss in the event of nonperformance by the investment-grade-rated counterparty with respect to any increase in the aggregate market value of the Bonds above the Notional Amount. However, nonperformance is not anticipated and, therefore, no collateral is held or pledged. Net amounts received (paid) are included in Investment Income in the income statement and totaled ($33,716,000), $35,368,000, and $32,490,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

                                SUNAMERICA INC.

NOTE 7 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     VARIABLE ANNUITY ASSETS HELD IN SEPARATE ACCOUNTS: Variable annuity assets are carried at the market value of the underlying securities.

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

     VARIABLE ANNUITY LIABILITIES RELATED TO SEPARATE ACCOUNTS: Fair values of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.

                                SUNAMERICA INC.

NOTE 7 -- FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
     LONG-TERM NOTES AND DEBENTURES: Fair value is estimated based on the quoted market prices for the same or similar issues.

     PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUSTS: Fair value is based upon independent pricing services.

     The estimated fair values of the Company's financial instruments at September 30, 1998 and 1997, compared with their respective carrying values, are as follows:

                                                               Carrying         Fair
                                                                 value          value
                                                              -----------    -----------
                                                                    (In thousands)
1998:
  ASSETS:
  Cash and short-term investments...........................  $ 1,796,132    $ 1,796,132
  Bonds, notes and redeemable preferred stocks..............   18,800,847     18,800,847
  Mortgage loans............................................    3,412,449      3,543,314
  Common stocks.............................................       82,808         82,808
  Cost-method partnerships..................................      865,953      1,213,668
  Variable annuity assets held in separate accounts.........   11,405,434     11,405,434
  LIABILITIES:
  Reserves for fixed annuity contracts......................   12,970,549     12,487,682
  Reserves for guaranteed investment contracts..............    8,380,844      8,618,089
  Trust deposits............................................      439,918        439,918
  Payable to brokers for purchases of securities............       91,463         91,463
  Variable annuity liabilities related to separate
     accounts...............................................   11,405,434     10,951,726
  Long-term notes and debentures............................    1,216,483      1,330,568
  Preferred securities of subsidiary grantor trusts.........      495,000        507,256
                                                              ===========    ===========
1997:
  ASSETS:
  Cash and short-term investments...........................  $   993,349    $   993,349
  Bonds, notes and redeemable preferred stocks..............   18,523,655     18,523,655
  Mortgage loans............................................    3,139,309      3,269,079
  Common stocks.............................................       96,541         96,541
  Cost-method partnerships..................................      725,457      1,158,833
  Variable annuity assets held in separate accounts.........    9,514,675      9,514,675
  LIABILITIES:
  Reserves for fixed annuity contracts......................   14,445,126     13,806,124
  Reserves for guaranteed investment contracts..............    5,553,292      5,515,335
  Trust deposits............................................      427,433        427,433
  Payable to brokers for purchases of securities............      266,477        266,477
  Variable annuity liabilities related to separate
     accounts...............................................    9,514,675      9,240,245
  Long-term notes and debentures............................    1,136,072      1,172,392
  Preferred securities of subsidiary grantor trusts.........      495,000        507,375
                                                              ===========    ===========

                                SUNAMERICA INC.

NOTE 8 -- INDEBTEDNESS

     Indebtedness consists of the following long-term notes and debentures (interest rates are as of September 30):

                                                                   September 30,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (In thousands)
5.6% debentures due July 31, 2097 (net of unamortized
  discount of $43,077,000 at September 30, 1998 and
  $43,513,000 at September 30, 1997)........................  $  131,923   $  131,487
Medium-term notes due 1999 through 2026 (5 3/8% to
  7 3/8%)...................................................     228,310      248,335
8 1/8% debentures due April 28, 2023........................     100,000      100,000
9.95% debentures due February 1, 2012.......................      26,791      100,000
9.95% debentures due August 1, 2008.........................      73,209           --
6.2% notes due October 31, 1999.............................     431,250      431,250
9% notes due January 15, 1999...............................     125,000      125,000
6.75% debentures due October 1, 2007........................     100,000           --
                                                              ----------   ----------
Total indebtedness..........................................  $1,216,483   $1,136,072
                                                              ==========   ==========

     In July 1997, the Company filed a shelf registration statement under which it may issue up to $3,500,000,000 of securities in the form of debt; preferred stock; common stock; warrants to purchase debt, preferred stock or common stock; stock purchase contracts or stock purchase units; or preferred securities of the Company's subsidiary grantor trusts. On July 28, 1997, the Company issued $175,000,000 of its 5.6% debentures, due July 31, 2097, and received discounted proceeds of approximately $130,000,000, and on October 7, 1997, the Company issued $100,000,000 of 6.75% notes due October 1, 2007. Subsequent to these offerings, $3,225,000,000 remains available to the Company to issue securities under the July 1997 shelf registration statement.

     Short-term borrowings, which include short-term bank notes, reverse repurchase agreements and borrowings under a commercial paper program, averaged $514,055,000 at a weighted average interest rate of 5.0% during 1998 and $611,719,000 at a weighted average interest rate of 6 1/4% during 1997. The highest level of short-term borrowings at any month-end was $1,167,676,000 at 5 1/4% during 1998 and $1,019,754,000 at 5 3/8% during 1997. There were no short-term borrowings outstanding at either September 30, 1998 or September 30, 1997.

     Principal payments on long-term borrowings are due as follows: 1999, $17,775,000; 2000, $570,250,000; 2001, $24,000,000; 2002, $24,000,000; 2003,
$18,900,000; and thereafter, $604,635,000.

NOTE 9 -- CONTINGENT LIABILITIES

     The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

     In 1989 and 1996, the Company sold, through three separate 100% coinsurance transactions, the general agency division of SunAmerica Life Insurance Company, the credit life business of Ford Life and the mortality-based business of CalAmerica. With respect to these coinsurance transactions, SunAmerica Life Insurance Company and CalAmerica could become liable for in-force amounts ceded of $1,856,928,000 and $1,897,974,000, respectively, at September 30, 1998, if the coinsurers were to become unable to meet the obligations assumed under the respective coinsurance agreements. At

                                SUNAMERICA INC.

NOTE 9 -- CONTINGENT LIABILITIES (CONTINUED)
September 30, 1998, related policyholder reserves carried by the coinsurers were $70,123,000 and $157,278,000, respectively. As part of the 1989 SunAmerica Life Insurance Company coinsurance transaction, assets substantially equal to the policyholder reserves assumed by the coinsurer are held in trust to secure the obligations of the coinsurer.

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

     In the ordinary course of business, the Company has agreed contingently to make capital contributions, aggregating approximately $670,192,000, to 121 limited partnerships over the next 5 years (4.5 years on a weighted average basis) in exchange for ownership interests in such partnerships.

NOTE 10 -- COMPANY-OBLIGATED PREFERRED SECURITIES OF GRANTOR TRUSTS

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

NOTE 11 -- SHAREHOLDERS' EQUITY

     The Company is authorized to issue 20,000,000 shares of preferred stock ("Preferred Stock"). All preferred shares of the Company rank on a parity with each other and rank senior to Common Stock and Nontransferable Class B Stock of the Company as to payment of dividends and distribution of assets upon dissolution, liquidation or winding up of the Company.

     On November 1, 1995, the Company issued 4,000,000 $3.10 Depositary Shares (the "Series E Depositary Shares"), each representing one-fiftieth of a share of Series E Mandatory Conversion Premium Dividend Preferred Stock, with a liquidation preference of $62 per share. On September 22, 1998, the Company announced that it would redeem all of its Series E Depositary Shares. The redemption was completed on October 30, 1998 and resulted in the issuance of 11,250,709 shares of the Company's Common Stock and cash payment of all accrued and unpaid dividends through the redemption date.

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

     In 1992, the Company issued 5,620,000 shares of 9 1/4% Preferred Stock, Series B (the "Series B Preferred Shares"), with a liquidation preference of $25 per share. On June 13, 1995, the Company exchanged 2,105,235 Series B Preferred Shares with a liquidation preference of $52,630,875 for $52,630,875 liquidation amount of 9.95% Trust Originated Preferred Securities of SunAmerica Capital Trust I. On June 16, 1997, the Company redeemed all of the remaining Series B Preferred Shares for a cash payment equal to the total liquidation amount of approximately $87,869,000 plus accrued and unpaid dividends to the redemption date.

     The Company is authorized to issue 350,000,000 shares of its $1.00 par value Common Stock and is authorized to repurchase 15,000,000 shares of such stock. At September 30, 1998, 179,526,000 shares were outstanding and at September 30, 1997, 179,076,000 shares were outstanding.

     On November 6, 1996, the Company issued 11,500,000 8 1/2% Premium Equity Redemption Cumulative Security Units (the "Units") with a stated amount of $37.50 per Unit. Each Unit consists of a stock purchase contract (the "Contract") and a United States Treasury Note (the "Treasury Note") having a principal amount equal to the stated amount and maturing on October 31, 1999. The holders of the Units will receive interest on the Treasury Notes payable by the United States Government at a rate of 7 1/2% per annum and Contract fees payable by the Company at a rate of 1% per annum (both, the "Unit Payments") based upon the stated amount. The Contract obligates the Company to deliver on October 31, 1999 to the holder of each Unit one and one-half shares of Common Stock of the Company, subject to adjustment under certain defined circumstances, and obligates the holder of the Unit to pay to the Company $37.50 per Unit. The Treasury Notes will be held by a collateral agent to secure payment to the Company as required under the Contract, but may be redeemed by the holders of the Units under certain defined circumstances. On October 7, 1998,

                                SUNAMERICA INC.

NOTE 11 -- SHAREHOLDERS' EQUITY (CONTINUED) subsequent to the Company's fiscal year end, the Company announced that it will redeem all of its Units on December 6, 1998. In connection with this redemption, the Company will issue 10,108,229 shares of the Company's Common Stock and will make a cash payment for all accrued and unpaid Contract fees.

     The Company is authorized to issue 25,000,000 shares of its $1.00 par value Nontransferable Class B Stock. Holders of this stock have rights identical to those of the Company's common stockholders except that they have ten votes per share and are entitled to only 90% of any cash dividend paid on the Common Stock. This stock is convertible at any time into shares of Common Stock. At September 30, 1998 and 1997, 16,273,000 shares were outstanding.

     Changes in shareholders' equity are as follows:

                                                                 Years ended September 30,
                                                              -------------------------------
                                                                1998       1997       1996
                                                              --------   --------   ---------
                                                                      (In thousands)
PREFERRED STOCK:
Beginning balance...........................................  $248,000   $384,549   $ 321,642
Issuance of 4,000,000 Series E Preferred Shares.............        --         --     248,000
Redemption of 5,002,500 Series D Depositary Shares..........        --         --    (185,093)
Redemption of 3,514,765 Series B Preferred Shares...........        --    (87,869)         --
Redemption of 486,800 Series C Preferred Shares.............        --    (48,680)         --
                                                              --------   --------   ---------
Ending balance..............................................  $248,000   $248,000   $ 384,549
                                                              ========   ========   =========
NONTRANSFERABLE CLASS B STOCK:
Beginning balance...........................................  $ 16,273   $ 10,848   $  10,240
Conversion of 4,816,000 shares to Common Stock..............        --         --      (4,816)
Stock Splits................................................        --      5,425       5,424
                                                              --------   --------   ---------
Ending balance..............................................  $ 16,273   $ 16,273   $  10,848
                                                              ========   ========   =========
COMMON STOCK:
Beginning balance...........................................  $179,076   $108,604   $  44,175
Issuance of 10,669,745 shares of Common Stock at $54 1/8 per
  share.....................................................        --     10,670          --
Issuance of 5,112,529 shares to redeem the Series D
  Depositary Shares.........................................        --         --       5,113
Conversion of Nontransferable Class B Stock to 4,776,000
  shares....................................................        --         --       4,776
Stock options and other employee benefit plans..............       450        115         252
Stock Splits................................................        --     59,687      54,288
                                                              --------   --------   ---------
Ending balance..............................................  $179,526   $179,076   $ 108,604
                                                              ========   ========   =========

                                SUNAMERICA INC.

NOTE 11 -- SHAREHOLDERS' EQUITY (CONTINUED)

                                                                Years ended September 30,
                                                           -----------------------------------
                                                              1998         1997        1996
                                                           ----------   ----------   ---------
                                                                     (In thousands)
ADDITIONAL PAID-IN CAPITAL:
Beginning balance........................................  $  750,401   $  304,295   $ 185,211
Issuance of Common Stock.................................          --      566,598          --
Cost of issuance of Series E Preferred Shares............          --           --      (7,453)
Excess of redemption value of Series D Preferred Shares
  over par value of shares of Common Stock issued, net of
  transaction costs......................................          --           --     179,972
Cost of issuance of 7,400,000 shares of Trust Originated
  Preferred Securities of SunAmerica Capital Trust II....          --           --      (5,524)
Cost of issuance of 12,400,000 shares of Trust Originated
  Preferred Securities of SunAmerica Capital Trust III...          --      (10,414)         --
Cost of issuance of 11,500,000 Premium Equity Redemption
  Cumulative Security Units..............................          --      (44,605)         --
Stock options and other employee benefit plans...........       5,375         (361)     11,801
Stock Splits.............................................          --      (65,112)    (59,712)
                                                           ----------   ----------   ---------
Ending balance...........................................  $  755,776   $  750,401   $ 304,295
                                                           ==========   ==========   =========
RETAINED EARNINGS:
Beginning balance........................................  $1,180,446   $  869,215   $ 656,509
Net income...............................................     516,312      379,050     274,427
Dividends on:
  Preferred Stock........................................     (12,400)     (18,808)    (27,063)
  Nontransferable Class B Stock..........................      (6,589)      (3,906)     (4,878)
  Common Stock...........................................     (81,549)     (45,105)    (29,780)
                                                           ----------   ----------   ---------
Ending balance...........................................  $1,596,220   $1,180,446   $ 869,215
                                                           ==========   ==========   =========
NET UNREALIZED GAINS/LOSSES ON DEBT AND EQUITY SECURITIES
  AVAILABLE FOR SALE:
Beginning balance........................................  $  209,910   $  (16,953)  $  (4,699)
Change in net unrealized gains/losses on debt securities
  available for sale.....................................         373      474,414     (44,464)
Change in net unrealized gain on equity securities
  available for sale.....................................     (15,755)      27,206      18,011
Change in adjustment to deferred acquisition costs.......      (5,600)    (152,600)      7,600
Tax effects of net changes...............................       7,344     (122,157)      6,599
                                                           ----------   ----------   ---------
Ending balance...........................................  $  196,272   $  209,910   $ (16,953)
                                                           ==========   ==========   =========

     Dividends that the Company may receive from its life insurance subsidiaries in any year without prior approval of the Arizona, California or New York insurance commissioners are limited by statute. At September 30, 1998, restricted net assets of these consolidated life insurance subsidiaries totaled approximately $1,934,653,000, none of which is available for the payment of dividends until calendar year 1999.

     The combined statutory equity of the Company's five life insurance subsidiaries totaled $1,415,095,000 at September 30, 1998, $1,430,935,000 at
December 31, 1997, and $1,187,013,000 at December 31, 1996. The combined statutory net income of these subsidiaries totaled $294,413,000 for the nine months ended September 30, 1998, $257,049,000 for the year ended December 31, 1997, and $210,791,000 for the year ended December 31, 1996.

                                SUNAMERICA INC.

NOTE 12 -- STOCK COMPENSATION PLANS

     At September 30, 1998, the Company had five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for such plans, and, accordingly, no compensation cost has been recognized for stock options granted pursuant to these plans. If compensation cost for such stock options had been recognized, based on the fair value at the grant dates and computed in a manner consistent with a method described by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") then the Company's net income would have been $486,345,000 ($2.46 per basic share and $2.21 per diluted share), $366,825,000
($1.94 per basic share and $1.75 per diluted share) and $269,878,000 ($1.42 per basic share and $1.30 per diluted share) for the years ended September 30, 1998, 1997 and 1996, respectively. The weighted average per share fair value used to compute compensation cost for the year ended September 30, 1998 was $19.78 and reflects weighted average assumptions including a dividend yield of 0.7%, a volatility of 40.6%, a risk-free interest rate of 5.9% and an option life of 8.0 years. The weighted average per share fair value used to compute compensation cost for the year ended September 30, 1997 was $11.92 and reflects weighted average assumptions including a dividend yield of 0.9%, a volatility of 39.3%, a risk-free interest rate of 6.2% and an option life of 7.0 years. The weighted average per share fair value used to compute compensation cost for the year ended September 30, 1996 was $6.32 and reflects weighted average assumptions including a dividend yield of 1.3%, a volatility of 40.3%, a risk-free interest rate of 6.0% and an option life of 6.6 years.

     The Company's five stock plans are the 1997 Employee Incentive Stock Plan (the "1997 Plan"), the 1995 Performance Stock Plan (the "1995 Plan"), the 1988 Employee Stock Plan (the "1988 Plan"), the Long-Term Performance-Based Incentive Plan (the "CEO Plan") and the Non-Employee Directors' Stock Option Plan. The 1988 Plan has been replaced by the 1997 Plan. Under these stock plans, the Company may grant an aggregate of 42,632,550 shares to its employees in the form of either stock options, restricted stock or stock units. At September 30, 1998, 10,298,429 shares remain available for future grant. Options granted under the plans have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and generally become exercisable ratably over a five-year period.

     Under the terms of the stock option agreements, the pending merger with AIG (See Note 3) constitutes a change in control of the Company and, when consummated, will cause all unvested stock options to become immediately exercisable. If the pending merger had been completed in 1998, an additional $70,806,000 of compensation cost would have been recognized for purposes of the SFAS 123 pro forma disclosures, and net income for 1998 would have been $415,539,000 ($2.09 per basic share and $1.89 per diluted share).

     Under its CEO Plan, the Company may grant shares of its Common Stock to the Company's Chief Executive Officer ("CEO") in the form of stock options. Prior to amendment of the CEO Plan, which was approved by shareholders in fiscal 1997, awards under this plan were also made in the form of restricted stock or deferred shares. The actual number of options granted is predicated upon defined performance of the Company's Common Stock relative to defined performance of the S&P 500 Index. Restricted shares are held in escrow until the earlier of the CEO's death, disability or retirement or change in control of the Company. Deferred shares are held in escrow until 18 months after the earlier of the CEO's death, disability or retirement or change in control of the Company. Stock options granted under this plan have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and are immediately exercisable.

                                SUNAMERICA INC.

NOTE 12 -- STOCK COMPENSATION PLANS (CONTINUED)
     A summary of the status of the Company's stock option plans as of September 30, 1998, 1997 and 1996 and changes during the years then ended follows:

                                              1998                 1997                 1996
                                       ------------------   ------------------   ------------------
                                                 Weighted             Weighted             Weighted
                                                 average              average              average
                                       Shares    exercise   Shares    exercise   Shares    exercise
                                       (000's)    price     (000's)    price     (000's)    price
                                       -------   --------   -------   --------   -------   --------
Options outstanding at beginning of
  year...............................  14,995     $14.27    12,452     $ 9.23    10,320     $ 6.82
Options granted......................   2,872      45.99     3,438      30.51     2,593      18.32
Options exercised....................    (942)      8.29      (762)      4.63      (306)      5.00
Options forfeited....................    (690)     21.80      (133)     16.82      (155)      8.83
                                       ------               ------               ------
Options outstanding at end of year...  16,235      19.91    14,995      14.27    12,452       9.23
                                       ======     ======    ======     ======    ======     ======
Options exercisable at end of year...  11,709     $15.07     9,710     $ 9.65     8,022     $ 6.69
                                       ======     ======    ======     ======    ======     ======

     The following table summarizes information about stock options outstanding at September 30, 1998:

                                                     Options outstanding          Options exercisable
                                               --------------------------------   -------------------
                                                          Weighted
                                                           average     Weighted             Weighted
                                                          remaining    average               average
                                               Shares    contractual   exercise   Shares    exercise
          Range of exercise prices             (000's)      life        price     (000's)     price
          ------------------------             -------   -----------   --------   -------   ---------
$0.86 to $2.35...............................   2,163    1.8 years      $ 2.00     2,163     $ 2.00
$4.50 to $7.15...............................   1,643    4.2              5.74     1,643       5.74
$8.11 to $12.31..............................   4,160    6.2             10.02     3,402       9.73
$14.97 to $20.46.............................   2,286    7.4             18.08     1,434      16.86
$25.33 to $33.33.............................   2,134    8.1             26.29     1,124      25.41
$39.35 to $60.41.............................   3,849    9.2             44.29     1,943      39.55
                                               ------                             ------
Total........................................  16,235    6.5             19.91    11,709      15.07
                                               ======     =========     ======    ======     ======

     At September 30, 1998, 2,169,284 shares of unvested restricted stock are outstanding, and deferred shares and stock units representing 2,121,375 shares of stock are outstanding. The Company granted restricted stock and stock units aggregating 370,116 shares in the year ended September 30, 1997 and 527,634 shares in the year ended September 30, 1996. No restricted stock or stock units were granted in the year ended September 30, 1998. The weighted average per share fair value of such stock at the date of grant was $23.08 in 1997 and $15.83 in 1996. Restrictions generally lapse either on an accelerated basis, upon achievement of defined performance goals, upon a change in control of Company, or over a defined length of service. Compensation cost charged to operations for all outstanding restricted stock, deferred shares and stock units amounted to $10,988,000 for the year ended September 30, 1998, $23,940,000 for the year ended September 30, 1997 and $21,124,000 for the year ended September 30, 1996.

     The pending merger with AIG (See Note 3) constitutes a change in control of the Company under the terms of the various stock compensation plans and, when consummated, all unvested restricted stock and 630,000 stock units will vest. As a result, unamortized compensation cost, aggregating $26,306,000 at September 30, 1998, will be charged to operations upon completion of the merger.

                                SUNAMERICA INC.

NOTE 13 -- INCOME TAXES

     The components of the provisions for income taxes on pretax income consist of the following:

                                                            Federal      State      Total
                                                            --------    -------    --------
                                                                    (In thousands)
1998:
Currently payable.........................................  $155,841    $12,682    $168,523
Deferred..................................................    20,746      1,731      22,477
                                                            --------    -------    --------
Total income tax expense..................................  $176,587    $14,413    $191,000
                                                            ========    =======    ========
1997:
Currently payable.........................................  $ 28,281    $ 1,718    $ 29,999
Deferred..................................................   127,347        654     128,001
                                                            --------    -------    --------
Total income tax expense..................................  $155,628    $ 2,372    $158,000
                                                            ========    =======    ========
1996:
Currently payable.........................................  $110,531    $10,526    $121,057
Deferred..................................................      (991)    (2,466)     (3,457)
                                                            --------    -------    --------
Total income tax expense..................................  $109,540    $ 8,060    $117,600
                                                            ========    =======    ========

     Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

                                                              Years ended September 30,
                                                           --------------------------------
                                                             1998        1997        1996
                                                           --------    --------    --------
                                                                    (In thousands)
Amount computed at statutory rate........................  $247,560    $187,968    $137,209
Increases (decreases) resulting from:
  Affordable housing tax credits.........................   (38,806)    (24,436)    (21,742)
  State income taxes, net of federal tax benefit.........     9,368       1,542       5,238
  Dividends-received deduction...........................   (19,292)    (12,634)     (8,277)
  Other, net.............................................    (7,830)      5,560       5,172
                                                           --------    --------    --------
Total income tax expense.................................  $191,000    $158,000    $117,600
                                                           ========    ========    ========

                                SUNAMERICA INC.

NOTE 13 -- INCOME TAXES (CONTINUED)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability of Deferred Income Taxes are as follows:

                                                                  September 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                                  (In thousands)
DEFERRED TAX LIABILITIES:
Investments.................................................  $ 105,896    $ 125,852
Deferred acquisition costs..................................    388,234      341,131
State income taxes..........................................      4,568        3,428
Other liabilities...........................................    143,453      125,928
Net unrealized gains on certain debt and equity
  securities................................................    105,686      113,028
                                                              ---------    ---------
Total deferred tax liabilities..............................    747,837      709,367
                                                              ---------    ---------
DEFERRED TAX ASSETS:
Contractholder reserves.....................................   (298,719)    (299,905)
Other assets................................................    (54,208)     (25,698)
                                                              ---------    ---------
Total deferred tax assets...................................   (352,927)    (325,603)
                                                              ---------    ---------
Deferred income taxes.......................................  $ 394,910    $ 383,764
                                                              =========    =========

                                SUNAMERICA INC.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended September 30, 1998 and 1997 follow:

                                                First       Second      Third       Fourth
                                               --------    --------    --------    --------
                                                 (In thousands, except per-share amounts)
1998:
Net investment income........................  $198,153    $205,190    $214,185    $224,118
Net realized investment gains (losses).......     3,194       2,258       5,772     (52,945)
Fee income...................................   100,822     108,971     123,566     125,468
General and administrative expenses..........   (77,362)    (77,398)    (81,219)    (74,294)
Amortization of deferred acquisition costs...   (55,468)    (55,628)    (63,386)    (66,685)
                                               --------    --------    --------    --------
Pretax income................................   169,339     183,393     198,918     155,662
Income tax expense...........................   (45,700)    (49,500)    (54,000)    (41,800)
                                               --------    --------    --------    --------
Net income...................................  $123,639    $133,893    $144,918    $113,862
                                               ========    ========    ========    ========
Per basic share..............................  $   0.63    $   0.68    $   0.73    $   0.57
                                               ========    ========    ========    ========
Per diluted share............................  $   0.56    $   0.60    $   0.66    $   0.52
                                               ========    ========    ========    ========
1997:
Net investment income........................  $143,669    $152,004    $185,760    $197,944
Net realized investment gains (losses).......    (9,304)     (9,442)    (12,136)      1,679
Fee income...................................    70,067      73,510      81,796      92,330
General and administrative expenses..........   (59,254)    (62,035)    (70,419)    (74,030)
Amortization of deferred acquisition costs...   (30,410)    (30,003)    (52,080)    (52,596)
                                               --------    --------    --------    --------
Pretax income................................   114,768     124,034     132,921     165,327
Income tax expense...........................   (34,400)    (37,200)    (38,600)    (47,800)
                                               --------    --------    --------    --------
Net income...................................  $ 80,368    $ 86,834    $ 94,321    $117,527
                                               ========    ========    ========    ========
Per basic share..............................  $   0.43    $   0.46    $   0.51    $   0.60
                                               ========    ========    ========    ========
Per diluted share............................  $   0.39    $   0.42    $   0.46    $   0.54
                                               ========    ========    ========    ========

                                SUNAMERICA INC.

NOTE 15 -- BUSINESS SEGMENTS

     Summarized data for the Company's business segments follow:

                                                          Total
                                                       depreciation
                                                           and
                                           Total       amortization     Pretax        Total
                                          revenues       expense        income       assets
                                         ----------    ------------    --------    -----------
                                                            (In thousands)
1998:
Annuity operations.....................  $2,340,933      $236,298      $652,112    $38,355,034
Broker-dealer operations...............     119,865         7,276        34,141        195,822
Retirement trust services..............      50,774         1,796         6,133        499,121
Asset management.......................      41,040        14,780         9,171        104,476
Premium financing......................      24,957         1,050         5,755         45,954
                                         ----------      --------      --------    -----------
Total..................................  $2,577,569      $261,200      $707,312    $39,200,407
                                         ==========      ========      ========    ===========
1997:
Annuity operations.....................  $1,905,412      $155,714      $490,349    $34,909,441
Broker-dealer operations...............      67,052         2,401        22,622        101,049
Retirement trust services..............      49,279         1,497        13,001        487,598
Asset management.......................      35,661        16,357         2,798         81,518
Premium financing......................      26,922         1,039         8,280         57,280
                                         ----------      --------      --------    -----------
Total..................................  $2,084,326      $177,008      $537,050    $35,636,886
                                         ==========      ========      ========    ===========
1996:
Annuity operations.....................  $1,315,553      $ 97,806      $350,183    $23,032,076
Broker-dealer operations...............      51,906         1,228        17,253         74,140
Retirement trust services..............      45,216         1,166        13,570        481,974
Asset management.......................      33,047        18,295         2,448         74,410
Premium financing......................      26,663           962         8,573         64,221
                                         ----------      --------      --------    -----------
Total..................................  $1,472,385      $119,457      $392,027    $23,726,821
                                         ==========      ========      ========    ===========

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                Page number in
                                                              this Annual Report
                                                                 on Form 10-K
                                                              ------------------
Report of Independent Accountants on Financial Statement
  Schedules.................................................        S-2
Schedule II -- Condensed Financial Information of
  Registrant................................................  S-3 through S-6
Schedule IV -- Reinsurance..................................        S-7

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of SunAmerica Inc.

     Our audits of the consolidated financial statements referred to in our report dated November 9, 1998 appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed on page S-1 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
November 9, 1998

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET

                                                                      September 30,
                                                             --------------------------------
                                                                  1998              1997
                                                             --------------    --------------
ASSETS
Investment in and advances to subsidiaries.................  $2,626,558,000    $2,086,981,000
Other investments..........................................   2,533,232,000     2,506,556,000
Other assets...............................................     253,631,000       219,956,000
                                                             --------------    --------------
TOTAL ASSETS...............................................  $5,413,421,000    $4,813,493,000
                                                             ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Senior notes and debentures..............................  $1,216,483,000    $1,136,072,000
  Junior subordinated debentures...........................     511,894,000       511,894,000
  Reserves for guaranteed investment contracts.............     213,707,000       226,959,000
  Payable to brokers for purchases of securities...........         306,000        92,990,000
  Other liabilities........................................     290,204,000       261,472,000
                                                             --------------    --------------
  Total liabilities........................................   2,232,594,000     2,229,387,000
Shareholders' equity.......................................   3,180,827,000     2,584,106,000
                                                             --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................  $5,413,421,000    $4,813,493,000
                                                             ==============    ==============

                           CONDENSED INCOME STATEMENT

                                                           Years ended September 30,
                                                  --------------------------------------------
                                                      1998            1997            1996
                                                  -------------   -------------   ------------
Dividends received from subsidiaries............  $ 155,878,000   $ 136,205,000   $110,256,000
Investment income...............................    411,393,000     280,277,000    189,911,000
Net realized investment gains (losses)..........    (73,113,000)     16,835,000      4,598,000
Other income....................................      4,503,000       1,804,000      3,625,000
                                                  -------------   -------------   ------------
TOTAL INCOME....................................    498,661,000     435,121,000    308,390,000
                                                  -------------   -------------   ------------
Interest expense on senior notes and
  debentures....................................    (93,408,000)   (78,575,0000)   (51,062,000)
Interest expense on junior subordinated
  debentures....................................    (42,583,000)    (43,290,000)   (20,902,000)
Interest expense on guaranteed investment
  contracts.....................................    (18,357,000)    (19,435,000)   (20,411,000)
General and administrative expenses, net of
  reimbursement from subsidiaries of $12,289,000
  in 1998, $38,315,000 in 1997 and $33,930,000
  in 1996.......................................    (19,774,000)        338,000       (146,000)
                                                  -------------   -------------   ------------
TOTAL EXPENSES..................................   (174,122,000)   (140,962,000)   (92,521,000)
                                                  -------------   -------------   ------------
PRETAX INCOME...................................    324,539,000     294,159,000    215,869,000
Income tax expense..............................    (36,758,000)    (45,614,000)   (35,404,000)
                                                  -------------   -------------   ------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
  OF SUBSIDIARIES...............................    287,781,000     248,545,000    180,465,000
Equity in undistributed net income of
  subsidiaries..................................    228,531,000     130,505,000     93,962,000
                                                  -------------   -------------   ------------
NET INCOME......................................  $ 516,312,000   $ 379,050,000   $274,427,000
                                                  =============   =============   ============

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED STATEMENT OF CASH FLOWS

                                                       Years ended September 30,
                                           -------------------------------------------------
                                               1998              1997              1996
                                           -------------    ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................  $ 516,312,000    $   379,050,000    $ 274,427,000
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Equity in net income of
       subsidiaries......................   (384,409,000)      (266,710,000)    (204,218,000)
     Net realized investment losses
       (gains)...........................     73,113,000        (16,835,000)      (4,598,000)
Other, net...............................   (108,695,000)        74,750,000       22,644,000
                                           -------------    ---------------    -------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES.............................     96,321,000        170,255,000       88,255,000
                                           -------------    ---------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of investments.............   (474,486,000)    (1,055,976,000)    (153,640,000)
Dividends received from subsidiaries.....    155,878,000        136,205,000      110,256,000
Returns (contributions) of capital
  received from (paid to) subsidiaries...      2,897,000       (115,861,000)    (435,928,000)
                                           -------------    ---------------    -------------
NET CASH USED BY INVESTING ACTIVITIES....   (315,711,000)    (1,035,632,000)    (479,312,000)
                                           -------------    ---------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of cash dividends...............   (100,538,000)       (67,819,000)     (61,721,000)
Withdrawal payments on guaranteed
  investment contracts...................    (31,610,000)       (31,525,000)     (31,725,000)
Net proceeds from issuances of long-term
  notes and debentures...................     98,544,000        559,332,000       47,478,000
Payments for redemptions of long-term
  notes and debentures...................    (20,025,000)                --               --
Net proceeds from issuances of junior
  subordinated debentures................             --        310,256,000      185,700,000
Payment for redemption of 9.95% junior
  subordinated debentures................             --        (54,259,000)              --
Payments for redemptions of Preferred
  Stock..................................             --       (136,549,000)              --
Net proceeds from issuance of Series E
  Preferred Stock........................             --                 --      240,547,000
Net proceeds from issuance of Common
  Stock..................................             --        577,268,000               --
Net issuance cost of 8 1/2% Premium
  Equity Redemption Cumulative Security
  Units..................................             --        (44,605,000)              --
                                           -------------    ---------------    -------------
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES.............................    (53,629,000)     1,112,099,000      380,279,000
                                           -------------    ---------------    -------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS.................   (273,019,000)       246,722,000      (10,778,000)
CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD....................    356,903,000        110,181,000      120,959,000
                                           -------------    ---------------    -------------
CASH AND SHORT-TERM INVESTMENTS AT END OF
  PERIOD.................................  $  83,884,000    $   356,903,000    $ 110,181,000
                                           =============    ===============    =============

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INDEBTEDNESS

     Indebtedness consists of the following long-term notes and debentures (interest rates are as of September 30):

                                                                      September 30,
                                                             --------------------------------
                                                                  1998              1997
                                                             --------------    --------------
SENIOR NOTES AND DEBENTURES:
5.6% debentures due July 31, 2097 (net of unamortized
  discount of $43,077,000 in 1998 and $43,513,000 in
  1997)....................................................  $  131,923,000    $  131,487,000
Medium-term notes due 1999 through 2026 (5 3/8% to
  7 3/8%)..................................................     228,310,000       248,335,000
8 1/8% debentures due April 28, 2023.......................     100,000,000       100,000,000
9.95% debentures due February 1, 2012......................      26,791,000       100,000,000
9.95% debentures due August 1, 2008........................      73,209,000                --
6.75% notes due October 1, 2007............................     100,000,000                --
6.2% notes due October 31, 1999............................     431,250,000       431,250,000
9% notes due January 15, 1999..............................     125,000,000       125,000,000
                                                             --------------    --------------
Total senior notes and debentures..........................   1,216,483,000     1,136,072,000
                                                             --------------    --------------
JUNIOR SUBORDINATED DEBENTURES:
8.35% junior subordinated debentures, due 2044.............     191,224,000       191,224,000
8.30% junior subordinated debentures, due 2045.............     320,670,000       320,670,000
                                                             --------------    --------------
Total junior subordinated debentures.......................     511,894,000       511,894,000
                                                             --------------    --------------
Total indebtedness.........................................  $1,728,377,000    $1,647,966,000
                                                             ==============    ==============

     In addition, the Company is the issuer of the following guaranteed investment contracts ("GICs") (interest rates are as of September 30):

                                                                      September 30,
                                                             --------------------------------
                                                                  1998              1997
                                                             --------------    --------------
8 1/2% GIC due serially through 2002 (including interest
  credited of $1,294,000 in 1998 and $1,275,000 in 1997)...  $  183,924,000    $  187,414,000
8 3/8% GIC due serially through 2003 (including interest
  credited of $142,000 in 1998 and $203,000 in 1997).......      20,567,000        30,308,000
7 3/8% GIC due in 2018 (including interest credited of
  $303,000 in 1998 and $303,000 in 1997)...................       9,216,000         9,237,000
                                                             --------------    --------------
Total guaranteed investment contracts......................  $  213,707,000    $  226,959,000
                                                             ==============    ==============

     Aggregate debt service payments (i.e., principal and interest payments), including GICs and indebtedness, are due as follows: 1999, $291,967,000; 2000, $563,506,000; 2001, $139,000,000; 2002, $297,379,000; 2003, $112,290,000 and
$4,137,059,000, in the aggregate, thereafter.

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

     In the ordinary course of business, the Parent has agreed contingently to make capital contributions, aggregating approximately $497,049,000 to 37 limited partnerships over the next 5 years (4.5 years on a weighted average basis) in exchange for ownership interests in such partnerships.

                 SUNAMERICA INC. AND CONSOLIDATED SUBSIDIARIES

                           SCHEDULE IV -- REINSURANCE

        AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                        Percentage
                                                   Ceded      Assumption                of amount
                                      Gross       to other    from other      Net        assumed
                                      amount     companies    companies      amount       to net
                                    ----------   ----------   ----------   ----------   ----------
1998:
Life insurance in force...........  $4,481,760   $4,198,926    $    --     $  282,834        --%
                                    ==========   ==========    =======     ==========     =====
Premiums:
  Annuities and other single
     premiums.....................  $1,773,945   $    6,478    $30,331     $1,797,798      1.69%
  Annual life insurance
     premiums.....................      32,736       24,178         --          8,558        --
  Accident and health insurance
     premiums.....................         920          870         --             50        --
                                    ----------   ----------    -------     ----------     -----
          Total premiums..........  $1,807,601   $   31,526    $30,331     $1,806,406      1.68%
                                    ==========   ==========    =======     ==========     =====
1997:
Life insurance in force...........  $6,749,549   $5,757,164    $    --     $  992,385        --%
                                    ==========   ==========    =======     ==========     =====
Premiums:
  Annuities and other single
     premiums.....................  $1,427,699   $       --    $62,857     $1,490,556      4.22%
  Annual life insurance
     premiums.....................      30,321       26,232      7,632         11,721     65.11%
  Accident and health insurance
     premiums.....................      (1,338)      (1,557)        --            219        --
                                    ----------   ----------    -------     ----------     -----
          Total premiums..........  $1,456,682   $   24,675    $70,489     $1,502,496      4.69%
                                    ==========   ==========    =======     ==========     =====
1996:
Life insurance in force...........  $8,009,173   $7,701,296    $    --     $  307,877        --%
                                    ==========   ==========    =======     ==========     =====
Premiums:
  Annuities and other single
     premiums.....................  $  984,334   $       --    $ 9,042     $  993,376      0.91%
  Annual life insurance
     premiums.....................      42,364       42,364         --             --        --
  Accident and health insurance
     premiums.....................      16,613       16,613         --             --        --
                                    ----------   ----------    -------     ----------     -----
          Total premiums..........  $1,043,311   $   58,977    $ 9,042     $  993,376      0.91%
                                    ==========   ==========    =======     ==========     =====

                                                                 SUNAMERICA INC.
                                                                  1998 FORM 10-K







                                                              [SUNAMERICA LOGO]

1 SUNAMERICA CENTER
LOS ANGELES, CALIFORNIA 90067-6022
(310) 772-6000

                                SUNAMERICA INC.


LIST OF EXHIBITS FILED
----------------------

2(e) Purchase and Sale Agreement, dated July 15, 1998 between the Company and MBL Life Assurance Corporation.

4(y) 9.95% Debentures due August 1, 2008, offered by the Company in exchange for issued and outstanding 9.95% Debentures due February 1, 2012.

10(w)     List of Executive Compensation Plans and Arrangements.

12(a)     Statement re Computation of ratio of earnings to fixed charges.

12(b) Statement re Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21        Subsidiaries of the Company.

23        Consent of Independent Accountants.

27        Financial Data Schedule.